Form 10-K
period 2000-12-31
GTSR HOPEFUL CORP
filed 2001-03-26
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.


[  ] Transition  report under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the transition period from ------------ to --------------

                        Commission file number: 000-28457

                            GTSR HOPEFUL CORPORATION
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                Nevada 86-0996897
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)


                               18036 N 15th Street
                                Phoenix, AZ 85022
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (602) 485-1346
                             ----------------------
                           (Issuer's telephone number)



Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     Yes  No _X__.

At December 31, 2000, the aggregate market value of all shares of voting stock held by non-affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2000, was as follows: Common Stock $.001 par value, 1,000,000 shares.

Total revenues for fiscal year ended December 31, 2000: $0

At December 31, 2000, the number of shares of common stock outstanding was 1,000,000.

Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    --
PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company has not engaged in any operations other than organizational matters. GTSR Hopeful Corporation, a Nevada corporation (the "Company") was incorporated on April 29, 1996, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

     The primary activity of the Company has involved and will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisitions candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

     The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Employees

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive office is located at 18036 North 15th Street, Phoenix, AZ 85022. The Company shares office space with another company controlled by the president and pays a nominal amount for the use of the office, the telephone system, the copying equipment and the computers. The Company owns no equipment and does not plan to purchase anything more than daily activities would require.

The  company  has  no   outstanding   obligations   other  than  equity  to  its
shareholders.


ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Units, and it is not anticipated that such a market will develop.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OPERATIONS

     The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

     The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     The Company may obtain funds in one or more private placements to finance the operation of any acquired business, if necessary. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have unlimited discretion in searching for and entering into a business opportunity. The sole officer and director of the Company likely has had no experience in any proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company  remains in the  development  stage and, since  inception,  has
experienced  no  significant   change  in  liquidity  or  capital  resources  or
stockholder's equity. The Company's balance sheet as of December 31, 2000, reflects a current asset value of $0.00, and a total asset value of $0.00.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the period from April 29, 1996 through December 31, 2000, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately two years. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.


FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

     The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers.

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer of the Company is as follows.

Name

          Philip M. Young                  President, Chairman of the Board
                                           of Directors
          David M. Young                   Vice President
                                           & Secretary, Director

Conflicts of Interest

     The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION

     No compensation is paid or anticipated to be paid by the Company. It is possible that upon an acquisition some compensation may be paid to management. On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of December 31, 2000, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than five percent of the Company's Common Stock, including options, outstanding as of such date and by the officers and directors of the Company as a group. All shares are owned directly.

Title of Name and address of Amount and Nature Percent Class Beneficial Owner of beneficial owner

Common          Philip M. Young         446,500 44.65%    Stock Restricted
Common          David M. Young          446,500 44.65%    Stock Restricted

The company has no authorized or outstanding options, warrants, preferred stock or convertible debt.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During the past two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

     The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. Any such fee would have to be approved by the shareholders or a disinterested Board of Directors. See Item 1 "Description of Business - Form of Potential Acquisition or Merger" above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


           (a)       EXHIBITS


The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:


           Exhibit No.         Exhibit


           *3                  Articles of Incorporation

           *3.2                Bylaws

           *3.1                Amended Articles of Incorporation

        * Except as indicated otherwise, all exhibits are incorporated by reference to Registrant's Registration Statement on Form 10-SB.

           (b) Report on Form 8-K:

Registrant has not filed any Form 8-K during the last quarter of the fiscal year:


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, theRegistrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



03/21/2001                                              /s/ Philip M. Young
                                                        ---------------------
                                                        Philip M. Young
                                                        President
                                                        GTSR Hopeful Corporation



C O N T E N T S


Independent Auditors' Report                           F-1

Balance Sheet                                          F-2

Statements of Operations                               F-3

Statements of Stockholders' Equity (Deficit)           F-4

Statements of Cash Flows                               F-5

Notes to the Financial Statements                      F-6


INDEPENDENT AUDITORS' REPORT

To the Board  of Directors and Stockholders
GTSR Hopeful Corporation
Phoenix, Arizona

     We have audited the accompanying balance sheet of GTSR Hopeful Corporation as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2000, and for the period from April 29, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTSR Hopeful Corporation. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, and for the period from April 29, 1996 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Braverman & Company, P.C.
Phoenix, Arizona
January 12, 2001


                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2000

                                ASSETS

        TOTAL ASSETS                                                  $        -
                                                                      ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        TOTAL LIABILITIES                                             $        -
                                                                      ----------

        COMMITMENTS AND CONTINGENCIES

        STOCKHOLDERS' EQUITY (DEFICIT)

             Common stock, par value $.001, 25,000,000 shares
                  authorized, 1,000,000 issued and outstanding             1,000
             Paid-in capital                                               1,000
             Contributed capital                                          16,027
            (Deficit) accumulated during the development stage           (18,027)
                                                                      ----------
                Total Stockholders' Equity (Deficit)                           -
                                                                      ----------
                                                                      $        -
                                                                      ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                           Cummulative
                                                                              from
                                                                             April 29,
                                                                               1996
                                                                            (Inception)
                                                  For the Years Ended          to
                                                      December 31,         December 31,
                                                   2000         1999          2000
                                              -----------  -----------  ------------
REVENUE                                       $         -  $         -  $          -
                                              -----------  -----------  ------------
EXPENSES:
      General and administrative                     6985        2,278        18,027
                                              -----------  -----------  ------------
        Total Expenses                               6985        2,278        18,027
                                              -----------  -----------  ------------
NET (LOSS)                                    $    (6,985) $    (2,278) $    (18,027)
                                              ===========  ===========  ============
NET (LOSS) PER COMMON SHARE-Basic             $     (0.01)        *
                                              -----------  -----------
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    1,000,000    1,000,000
                                              ===========  ===========
* Less than $(.01)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM APRIL 29, 1996 (INCEPTION)
                               TO DECEMBER 31,2000

                                                                                                     (Deficit)
                                                                                                    Accumulated
                                                                                                     During the
                                                   Common Stock              Paid-in    Contributed  Development
                                               Shares         Amount         Capital     Capital        Stage        Total
                                             -------------------------  ------------  -----------  ------------  ---------
Balances, April 29, 1996                                -  $         -  $          -  $         -   $         - $        -
   Issuance of stock to insiders
     for services on June 1, 1996
     at $1 per share                                2,000        2,000                                               2,000
  Contributed capital                                                                       1,759                    1,759
  Net (loss)                                                                                             (3,759)    (3,759)
                                             ------------  -----------  ------------  -----------  ------------  ---------
Balances, December 31, 1996                         2,000        2,000             -        1,759        (3,759)         -
  Contributed capital                                                                       2,613                    2,613
  Net (loss)                                                                                             (2,729)    (2,729)
                                             ------------ ------------  ------------  -----------  ------------  ---------
Balances, December 31, 1997                         2,000        2,000             -        4,372        (6,488)      (116)
  Contributed capital                                                                       2,160                    2,160
  Net (loss)                                                                                             (2,276)    (2,276)
                                             ------------  -----------  ------------  -----------  ------------  ---------
Balances, December 31, 1998                         2,000        2,000             -        6,532        (8,764)      (232)
  Stock split, 500:1 May 5, 1999                  998,000       (1,000)        1,000                                     -
  Contributed capital                                                                       2,160                    2,160
  Net (loss)                                                                                             (2,278)    (2,278)
                                             ------------  -----------  ------------  -----------  ------------  ---------
Balances, December 31, 1999                     1,000,000        1,000         1,000        8,692       (11,042)      (350)
  Contributed capital                                                                       7,335                    7,335
  Net (loss)                                                                                             (6,985)    (6,985)
                                             ------------  -----------  ------------  -----------  ------------  ---------
Balances, December 31, 2000                     1,000,000  $     1,000  $      1,000  $    16,027  $    (18,027) $       -
                                             ============ ============  ============  ===========  ============  =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       F-4


                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                            Cummulative
                                                                              from
                                                                             April 29,
                                                                               1996
                                                                            (Inception)
                                                    For the Years Ended        to
                                                        December 31,        December 31,
                                                     2000         1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES:           ---------    ---------    ----------
      Net (loss) from operations                 $ (6,985)  $   (2,278) $    (18,027)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
        Common stock issued for services                                       2,000
        Capital contributed for services            7,335        2,160        16,027
        Changes in:
              Accounts payable                       (350)         118             -
                                                ---------    ---------   -----------
        Net Cash From Operating Activities     $        -   $        -  $          -
                                                ---------    ---------   -----------

NET INCREASE IN CASH                                    -            -             -

CASH, beginning of period                               -            -             -
                                                ---------    ---------   -----------
CASH, end of period                            $        -   $        -  $          -
                                                =========    =========   ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

GTSR Hopeful Corporation (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed April 29, 1996. Since inception it has had no operations and is in the process of seeking a merger candidate. Its year end is December 31. Pursuant to the filing of a Form 10-SB with the Securities and Exchange Commission, it became a reporting company in January, 2001.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations as a result of a merger. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year end.

For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2000, accumulated deductible expenses incurred since inception of $5,275 , resulted in a $1,055 deferred tax asset. A valuation allowance of $1,055 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized.

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share".

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - RELATED PARTY TRANSACTIONS

Contributed Captial

Capital contributed by officers and shareholders from inception through December 31, 1999, have been expensed in the accompanying statements of operations. Capital contributions consist of the following:

                                        2000         1999     From Inception
Costs paid:                           --------------------------------------
  Corporate fees                     $   100       $  118    $     550
  Accounting  and audit fees           4,725            0        4,725
                                      ------       ------     --------
Total costs paid                       4,825          118        5,275
                                      ------       ------     --------
Value of services:
 Annual transfer fees                    115            0          607
  Office, rent and utilities           1,200        1,200        5,700
  Management                             960          960        4,560
                                      ------       ------     --------
Total value of services                2,302        2,160       10,894
                                      ------       ------     --------
Total Contributed Capital            $ 7,100      $ 2,278     $ 16,142
                                      ------       ------     --------

The annual transfer fees and office, rent and utilities above were provided by a stock transfer company controlled by two of the Company's officers/shareholders.

Common Stock

In May, 1999 the Company increased its authorized shares of common stock from 25,000 to 25,000,000 at a par value of $.001 per share. It also approved a 500 for 1 forward stock split. The accompanying financial statements have given effect to these changes.

