Form 10QSB
period 2001-03-31
GTSR HOPEFUL CORP
filed 2001-06-18
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------


                       Commission file number: 000-31873


                            GTSR HOPEFULL CORPORATION
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




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX  No -----

As of March 31, 2001, the Registrant had outstanding 1,000,000 shares of common stock, par value $0.001.

                                TABLE OF CONTENTS


Part I   Financial Information                                              Page

Item 1. Financial Statements:

        Condensed Balance Sheets                                               3
        March 31, 2001 (unaudited) and December 31, 2000

        Condensed Statements of Operations for the three months ended          4
        March 31, 2001 and 2000 (unaudited), and cummulative from inception on April 29, 1996 through March 31, 2001(unaudited)

        Condensed Statements of Cash Flows for the three months ended          5
        March 31, 2001 and 2000 (unaudited), and cummulative from inception on April 29, 1996 through March 31, 2001(unaudited)

        Statement of Changes in Stockholders' equity for the period from       6
        December 31, 1999 to March 31, 2001 (unaudited)

        Notes to Financial Statements (unaudited)                              7

Item 2. Plan of operation                                                      7

Part II - Other Information

Item 1. Legal Proceedings                                                      7

Item 2. Changes in Securities                                                  7

Item 6. Exhibits and Reports on Form

SIGNATURES                                                                     7
                                       7

                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
                                 BALANCE SHEETS

                                                     March, 31     December 31,
                                                       2001            2000
                                                  ------------      -----------
                                                   (unaudited)
                                     ASSETS
                                     ------
 ASSETS                                            $         -      $         -
                                                  =============     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES-accounts payable               $     2,000      $         -
                                                   ------------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized 1,000,000 issued and
  outstanding                                            1,000            1,000
 Paid-in capital                                         1,000            1,000
 Contributed capital                                    16,642           16,027
 (Deficit) accumulated during the development stage    (20,642)         (18,027)
                                                  ------------      -----------
Total Stockholders' Equity (Deficit)                    (2,000)               -
                                                  ------------      -----------
                                                   $         -       $        -
                                                  ============      ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                    Cummulative
                                                                       from
                                                                     April 29.
                                                                        1996
                                             Three Months Ended     (Inception)
                                                  March 31,             to
                                            2001            2000   March 31, 2001
REVENUES                                   $       -   $       -      $       -
                                          ----------  ----------     ----------
EXPENSES
   General and administrative                  2,615       1,865         20,642
                                          ----------  ----------     ----------
   Total expenses                              2,615       1,865         20,642
                                          ----------  ----------     ----------
NET (LOSS)                                 $  (2,615)  $  (1,865)     $ (20,642)
                                          ==========  ==========     ==========
NET (LOSS) PER SHARE                            *           *
                                          ==========  ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                1,000,000   1,000,000
                                          ==========  ==========
*  less than $.01 per share


                 SEE ACCCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                    Cummulative
                                                                        from
                                                                     April 29.
                                                                       1996
                                             Three Months Ended     (Inception)
                                                  March 31,              to
                                            2001            2000   March 31, 2001
                                          ----------  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                          $   (2,615)  $  (1,865)     $ (20,642)
     Common stock issued for services                                     2,000                             2,000
     Contributed capital                         615       1,865         16,642
                                          ----------  ----------     ----------

        Net Cash (Used) by Operating Activities    -           -              -
                                          ----------  ----------     ----------
NET CHANGE IN CASH                                 -           -              -

CASH AT BEGINNING OF PERIOD,                       -           -              -
                                          ----------  ----------     ----------
CASH AT END OF PERIOD                      $       -   $       -      $       -
                                          ==========  ==========     ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                            (Deficit)
                                                                                           Accumulated
                                                                                           During the
                                                   Common Stock      Paid-in   Contributed Development
                                              Shares      Amount     Capital     Capital      Stage          Total
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, December 31, 1999                1,000,000  $    1,000  $    1,000  $    8,692    $  (11,042) $     (350)
  Contributed capital                                                              7,335                     7,335
  Net (loss)                                                                                    (6,985)     (6,985)
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, December 31, 2000                1,000,000       1,000       1,000      16,027       (18,027)          -
  Contributed capital                                                                615                       615
  Net (loss) for the quarter                                                                    (2,615)     (2,615)
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, March 31, 2001                   1,000,000  $    1,000  $    1,000  $   16,642    $  (20,642) $   (2,000)
                                          ==========  ==========  ==========  ==========    ==========  ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000

ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, theRegistrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



06/15/2001                                              /s/ Philip M. Young
                                                        ---------------------
                                                        Philip M. Young
                                                        President
                                                        F-R-M Corporation