Form 10QSB
period 2001-06-30
GTSR HOPEFUL CORP
filed 2001-08-15
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

Yes XX  No -----

As of June 30, 2001, the Registrant had outstanding 1,000,000 shares of common stock, par value $0.001.

                                TABLE OF CONTENTS


Part I   Financial Information                                              Page

                            GTSR HOPEFUL CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)




                        TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2001 (unaudited) and December 31, 2000                        3

        Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited), and cummulative
        from inception on April 29, 1996 through June 30, 2001(unaudited)      4

        Condensed Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000 (unaudited), and cummulative
        from inception on April 29, 1996 through June 30, 2001(unaudited)      5

        Statement of Changes in Stockholders' equity for the period
        from inception on April 29, 1996 through June 30, 2001(unaudited)      6

        Notes to Financial Statements (unaudited)                              7

Item 2. Plan of operation                                                      7


Part II - Other Information

Item 1. Legal Proceedings                                                      7

Item 2. Changes in Securities                                                  7

Item 6. Exhibits and Reports on Form

SIGNATURES                                                                     7
                                       7

                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                      June 30,      December 31,
                                                        2001             2000
                                                   -----------        ----------
                                                    (unaudited)
                                     ASSETS

 ASSETS                                            $         -       $         -
                                                   ===========       ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES-accounts payable               $     2,150       $         -
                                                   ===========       ===========



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized,1000,000 issued and
  outstanding                                            1,000             1,000
 Paid-in capital                                         1,000             1,000
 Contributed capital                                    17,982            16,027
 (Deficit) accumulated during the development stage    (22,132)          (18,027)
                                                   -----------       -----------
Total Stockholders' Equity (Deficit)                    (2,150)                -
                                                   -----------       -----------
                                                   $         -        $        -
                                                   ===========       ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            Cummulative
                                                                               from
                                                                             April 29,
                                                                               1996
                                    Three Months Ended    Six Months Ended  (Inception)
                                         June 30,            June 30,           to
                                      2001      2000      2001      2000    June 30, 2001
                                  --------  --------  --------  --------    -------------
REVENUES                          $      -  $      -  $      -  $      -       $        -
                                  --------  --------  --------  --------    -------------
EXPENSES
   General and administrative        1,490       540     4,105     2,405           22,132
                                  --------  --------  --------  --------    -------------
   Total expenses                    1,490       540     4,105     2,405           22,132
                                  --------  --------  --------  --------    -------------
NET (LOSS)                        $ (1,490) $   (540) $ (4,105) $ (2,405)      $  (22,132)
                                  ========  ========  ========  ========    =============
NET (LOSS) PER SHARE                  *         *         *         *
                                  ========  ========  ========  ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      7,000,000 7,000,000 7,000,000 7,000,000
                                 ========= ========= ========= =========
*  less than $.01 per share

                 SEE ACCCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Cummulative
                                                                                 from
                                                                              December 31,
                                                                                  1998
                                                           Six Months Ended    (Inception)
                                                               June 30,             to
                                                            2001        2000  June 30, 2001
                                                      ----------  ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                      $   (4,105) $   (2,405)    $  (22,132)
     Adjustments to reconcile net loss to             ----------  ----------    -----------
     net cash used by operating activities:
          Common stock issued for services                                            2,000
          Contributed capital                              1,955       2,405         17,982
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable            2,150                      2,150
                                                      ----------  ----------    -----------
        Net Cash (Used) by Operating Activities                -           -              -
                                                      ----------  ----------    -----------
NET (DECREASE) IN CASH                                         -           -              -

CASH AT BEGINNING OF PERIOD,                                   -           -              -
                                                      ----------  ----------    -----------
CASH AT END OF PERIOD                                 $        -  $        -     $        -
                                                      ==========  ==========     ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                            (Deficit)
                                                                                           Accumulated
                                                                                           During the
                                                   Common Stock      Paid-in   Contributed Development
                                              Shares      Amount     Capital     Capital      Stage          Total
                                          ----------  ----------  ----------  ----------    ----------  ----------
(audited)
Balances, April 29, 1996                           -   $       -   $       -  $        -    $        -   $       -
   Issuance of stock to insiders
     for services on June 1, 1996
     at $1 per share                           2,000       2,000                                             2,000
  Contributed capital                                                              1,759                     1,759
  Net (loss)                                                                                    (3,759)     (3,759)
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, December 31, 1996                    2,000       2,000           -       1,759        (3,759)          -
  Contributed capital                                                              2,613                     2,613
  Net (loss)                                                                                    (2,729)     (2,729)
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, December 31, 1997                    2,000       2,000           -       4,372        (6,488)       (116)
  Contributed capital                                                              2,160                     2,160
  Net (loss)                                                                                    (2,276)     (2,276)
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, December 31, 1998                    2,000       2,000           -       6,532        (8,764)       (232)
  Stock split, 500:1 May 5, 1999             998,000      (1,000)      1,000                                     -
  Contributed capital                                                              2,160                     2,160
  Net (loss)                                                                                    (2,278)     (2,278)
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, December 31, 1999                1,000,000       1,000       1,000       8,692       (11,042)        (350)
  Contributed capital                                                              7,335                     7,335
  Net (loss)                                                                                    (6,985)     (6,985)
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, December 31, 2000                1,000,000       1,000       1,000      16,027       (18,027)          -
(UNAUDITED)
  Contributed capital                                                                615                       615
  Net (loss) for the quarter                                                                    (2,615)     (2,615)
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, March 31, 2001                   1,000,000       1,000       1,000      16,642       (20,642)     (2,000)
  Contributed capital                                                              1,340                     1,340
  Net (loss) for the quarter                                                                    (1,490)     (1,490)
                                          ----------  ----------  ----------  ----------    ----------  ----------
Balances, June 30, 2001                    1,000,000  $    1,000  $    1,000  $   17,982    $  (22,132) $   (2,150)
                                          ==========  ==========  ==========  ==========    ==========  ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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



08/13/2001
/s/ Philip M. Young
---------------------
Philip M. Young
President
GTSR HOPEFUL CORPORATION