Form 10QSB
period 2001-09-30
GTSR HOPEFUL CORP
filed 2001-12-05
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

Yes XX No -----

As of September 30, 2001, the Registrant had outstanding 1,000,000 shares of common stock, par value $0.001.

                            TABLE OF CONTENTS

Part I Financial  Information                                              Page


                            GTSR HOPEFUL CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                TABLE OF CONTENTS

Part I Financial  Information                                              Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        September 30, 2001 (unaudited) and December 31, 2000..................4

        Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited), and cummulative from inception on April 29, 1996 through September 30, 2001
        (unaudited)...........................................................5

        Condensed Statements of Cash Flows for the three and six months ended September 30, 2001 and 2000 (unaudited), and cummulative from inception on April 29, 1996 through September 30, 2001
        (unaudited)...........................................................6

        Statement of Changes in  Stockholders'  equity for the period from inception on April 29, 1996 through June 30,  2001(unaudited).........7

        Notes to Financial Statements (unaudited).............................7

Item 2. Plan of operation.....................................................7

SIGNATURES....................................................................7

                            GTSR HOPEFUL CORPORATION
                         (a Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                                       September 30,     December 31,
                                                                          2001                2000
                                                                       -----------       -----------
                                                                        (unaudited)


                                      ASSETS

ASSETS                                                                 $        -        $       -
                                                                       ===========       ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES-accounts payable                                   $     2,150       $       -
                                                                       ===========       ==========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
   shares  authorized,1,000,000  issued and
   outstanding                                                               1,000            1,000
  Paid-in  capital                                                           1,000            1,000
  Contributed  capital                                                      21,172           16,027
                                                                        -----------       ----------
   (Deficit)  accumulated  during the  development  stage                  (23,172)         (18,027)
                                                                        -----------       ----------
Total Stockholders'  Equity (Deficit)                                             -                -
                                                                        -----------       ----------
                                                                       $          -       $        -
                                                                       ============       ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            GTSR HOPEFUL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                      Cummulative
                                                                                                                         from
                                                                                                                        April 29,
                                                                                                                         1996
                                                                                                                      (Inception)
                                                                 Three Months Ended            Nine Months Ended          to
                                                                   September 30,                 September 30,        September 30,
                                                             ----------------------           ------------------      -------------
                                                                 2001          2000           2001         2000          2001
                                                             ----------------------           ------------------      -------------


REVENUES                                                      $    -         $    -       $     -       $     -       $         -
                                                             --------      --------       -------       --------      -----------

EXPENSES
   General and administrative                                   1,040          4,040         5,145         6,445           23,172

   Total expenses                                               1,040          4,040         5,145         6,445           23,172

NET (LOSS)                                                    $ 1,040)       $(4,040)     $ (5,145)     $ (6,445)     $   (23,172)
                                                            ==========     =========      =========     =========     ============
NET (LOSS) PER SHARE                                                *            *        $  (0.01)     $  (0.01)
                                                            ==========     =========      =========     =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 1,000,000      1,000,000      1,000,000     1,000,000
                                                            ==========     =========      =========     =========
*  less than $.01 per share



    The accompanying notes are an integral part of these financial statements

                            GTSR HOPEFUL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                         Cummulative
                                                                                                                from
                                                                                                           April 29,
                                                                                                                1996
                                                                                                          (Inception)
                                                                      Six Months Ended                            to
                                                                         September 30,                  September 30,
                                                                     ------------------                -------------
                                                                      2001         2000                    2001
                                                                     ------------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                                   $(5,145)       $(6,445)               $   (23,172)
     Adjustments to reconcile net loss to                          --------       ---------              ------------
     net cash used by operating activities:
          Common stock issued for services
                                                                                                               2,000
          Contributed capital                                        5,145          6,445                     21,172
     Changes in operating assets and liabilities:
                       Increase (decrease) in accounts payable     --------       ---------              ------------

                       Net Cash (Used) by Operating Activities           -              -                          -
                                                                   --------       ---------              ------------
NET (DECREASE) IN CASH                                                   -              -                          -

CASH AT BEGINNING OF PERIOD,                                             -              -                          -
                                                                   ---------       ---------             -----------
CASH AT END OF PERIOD                                              $     -         $    -                $         -
                                                                   =========       =========             ===========

    The accompanying notes are an integral part of these financial statements

                            GTSR HOPEFUL CORPORATION
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                            (Deficit)
                                                                                                                       Accumulated
                                                                                                                        During the
                                                 Common Stock                        Paid-in         Contributed       Development
                                                       Shares        Amount          Capital             Capital             Stage

(audited)
Balances, April 29, 1996                                    -       $       -       $       -          $       -      $          -

   Issuance of stock to insiders
     for services on June 1, 1996
     at $1 per share                                    2,000           2,000

  Contributed capital                                                                                      1,759
  Net (loss)                                                                                                               (3,759)
                                                  ------------------------------   ------------        ---------       ----------
Balances, December 31, 1996                             2,000             2,000               -            1,759           (3,759)
  Contributed capital                                                                                      2,613
  Net (loss)                                                                                                               (2,729)
                                                 -------------------------------   ------------        ---------       ----------
Balances, December 31, 1997                             2,000             2,000               -            4,372           (6,488)
  Contributed capital                                                                                      2,160
  Net (loss)                                                                                                               (2,276)
                                                 -------------------------------   ------------        ---------
Balances, December 31, 1998                             2,000             2,000               -            6,532           (8,764)
  Stock split, 500:1 May 5, 1999                      998,000            (1,000)          1,000
  Contributed capital                                                                                      2,160
  Net (loss)                                                                                                               (2,278)
                                                 -------------------------------   ------------        ---------
Balances, December 31, 1999                         1,000,000             1,000           1,000            8,692          (11,042)
  Contributed capital                                                                                      7,335
  Net (loss)                                                                                                               (6,985)
                                                 -------------------------------   ------------        ---------
Balances, December 31, 2000                         1,000,000             1,000  #        1,000           16,027          (18,027)
(UNAUDITED)
  Contributed capital                                                                                        615
  Net (loss) for the quarter                                                                                               (2,615)
                                                 -------------------------------   ------------        ---------
Balances, March 31, 2001                            1,000,000             1,000           1,000           16,642          (20,642)
  Contributed capital                                                                                      1,340
  Net (loss) for the quarter                                                                                               (1,490)
                                                 -------------------------------   ------------        ---------
Balances, June 30, 2001                             1,000,000             1,000           1,000           17,982          (22,132)
  Contributed capital                                                                                      3,190
  Net (loss) for the quarter                                                                                               (1,040)
                                                 -------------------------------   ------------        ---------
Balances, September 30, 2001                        1,000,000           $ 1,000         $ 1,000         $ 21,172         $(23,172)
                                                 ============          =========     ==========         ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

11/25/2001

/s/Philip   M.   Young
----------------------
Philip M. Young
President
GTSR HOPEFUL CORPORATION