Form 10KSB
period 2001-12-31
GTSR HOPEFUL CORP
filed 2002-04-05
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.


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

                                     Yes  No _X__.

At December 31, 2001, the aggregate market value of all shares of voting stock held by non-affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2001, was as follows: Common Stock $.001 par value, 1,000,000 shares.

Total revenues for fiscal year ended December 31, 2001: $0

At December 31, 2001, the number of shares of common stock outstanding was 1,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company  remains in the  development  stage and, since  inception,  has
experienced  no  significant   change  in  liquidity  or  capital  resources  or
stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a current asset value of $0.00, and a total asset value of $0.00.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the period from April 29, 1996 through December 31, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of December 31, 2001, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than five percent of the Company's Common Stock, including options, outstanding as of such date and by the officers and directors of the Company as a group. All shares are owned directly.

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

            1                  Financials

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



04/01/2002                                              /s/ Philip M. Young
                                                        ---------------------
                                                        Philip M. Young
                                                        President
                                                        GTSR Hopeful Corporation