Form 10QSB
period 2002-03-31
LRNN CORP
filed 2003-12-22
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


  For quarter ended March 31, 2002           Commission file number 000-31873
--------------------------------------------------------------------------------

                                LRNN CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          Nevada                                          86-0996897
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER I.D. NUMBER)
 INCORPORATION OR ORGANIZATION)


 3121 E. Greenway Rd., Phoenix, Arizona                                 85032
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


                                 (602) 765-0500
                                 ---------------
               (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31,2002.

              NUMBER OF SHARES                            CLASS
        ----------------------------          ----------------------------
                  7,700,000                       Common, per value $.001

                                LRNN CORPORATION

                        COMMISSION FILE NUMBER 000-31873

                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheet March 31, 2002 (Unaudited) ................... 3


     Consolidated  Statement of  Operations  (Unaudited)  for the
       Three and Six Months ended March 31, 2002 and 2001 .................... 4


     Consolidated  Statement  of Cash Flows  (Unaudited)  for the
       Three and Six Months Ended March 31, 2002 and 2001 .................... 5

     Notes to Consolidated Financial Statements .............................. 6


     Item  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  of  Financial
       Condition and Results of Operations ................................... 7


PART II - OTHER INFORMATION

EXHIBITS ..................................................................... 9


SIGNATURES ................................................................... 9

                        LRNN Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)



           Assets
           ------
Current Assets
     Cash                                            $           51
     Accounts receivable                                      4,474
     Prepaid expenses                                         8,199
                                                     --------------
           Total current assets                              12,724
Property & equipment, net of
  accumulated depreciation                                   22,564
Course materials                                             46,392
Other                                                         3,648
                                                     --------------
     Total Assets                                            85,328
                                                     --------------

           Liabilities & Stockholder's Equity
           ----------------------------------
Current Liabilities
     Notes payable                                            9,000
     Accounts payable                                        50,231
     Accrued expenses                                         6,351
     Unearned tuition                                         6,380
                                                     --------------
                                                             71,962
Long term debt, net of current portion                       41,700
                                                     --------------
     Total Liabilities                                      113,662
Stockholders' Equity (Deficit)
     Capital stock
       Common stock:  par value $.001 par value,
        25,000,000 shares authorized,
        7,700,000 issued
        and outstanding                                       7,700

     Paid in capital                                        453,552
Retained earnings (deficit)                                (489,586)
                                                     --------------
                                                            (28,334)
                                                     --------------

     Total Liabilities and  Stockholders' Deficit    $       85,328
                                                     --------------


   The accompanying notes are an integral part of these financial statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statement of Operations
           For the Three and Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                      Three Months Ended         Six Months Ended
                                             March 31                March 31
                                   ------------------------- -------------------------
                                         2002         2001         2002         2001
                                   ------------ ------------ ------------ ------------
Revenue
     Real estate education          $    28,370  $    22,504  $    43,218  $    34,732
                                   ------------ ------------ ------------ ------------


Expenses
    Personnel expenses                   19,480       12,601       35,615       29,142
    Facility cost                        10,646       11,087       21,250       21,009
    Other operating cost                  8,022        7,705       14,688       13,232
    General and administrative            6,000       15,000       12,000       30,000
    Interest expense                                                             1,970
    Depreciation and amortization         1,298        2,485        2,597        4,971
                                   ------------ ------------ ------------ ------------
                                         45,446       48,878       88,121       98,354
                                   ------------ ------------ ------------ ------------


Net income (loss)                   $   (17,076) $   (26,374) $   (44,903) $   (63,622)
                                   ------------ ------------ ------------ ------------

Per share data:
Net income (loss) per share         $     (.002) $     (.003) $     (.006) $     (.007)
                                   ------------ ------------ ------------ ------------

Weighted number of shares
   outstanding                        7,700,000    7,700,000    7,700,000    7,700,000
                                   ------------ ------------ ------------ ------------


        The accompanying notes are an integral part of these statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months and Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                     Three Months Ended        Six Months Ended
                                                          March  31                March  31
                                                ---------------------------------------------------
                                                      2002         2001         2002        2001
                                                ------------------------- -------------------------
Cash Flows From Operating Activities
     Net income (loss)                           $   (17,076) $   (26,374) $   (44,903) $   (63,622)
                                                ------------ ------------ ------------ ------------
     Adjustments to reconcile net to cash
     used by operating activities
     Depreciation                                        807          866        1,615        1,416
     Amortization                                        491        1,619          982        3,555

    Net increase (decrease) in current liabilities
    and (increase) decrease in accounts receivable
    prepaid expense and other assets                  17,782       22,614       48,355       62,859
                                                ------------ ------------ ------------ ------------
    Net cash provided by (used by)
      operating activities                             2,004       (1,275)       6,049        4,208
                                                ------------ ------------ ------------ ------------

Cash flows from investing activities:
    Online course development costs                   (3,000)                   (6,000)      (5,000)
   Net cash provided by (used by)               ------------ ------------ ------------ ------------
     investing activities                             (3,000)                   (6,000)      (5,000)
                                                ------------ ------------ ------------ ------------



Net increase (decrease) in cash                         (996)      (1,275)          49         (792)
Cash Beginning of Period                               1,047          749            2          266
                                                ------------ ------------ ------------ ------------
Cash, End of Period                              $        51  $      (526) $        51  $      (526)
                                                ------------ ------------ ------------ ------------


   The accompanying notes are an integral part of these financial statements.

                                LRNN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (UNAUDITED)

NOTE 1 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.


NOTE 2 - Basis of Consolidation
         ----------------------

The consolidated financial statements include the accounts of LRNN Corporation and its subsidiaries (hereinafter referred to as "the Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

LRNN Corporation, a Nevada corporation was formed on April 29, 1996 and was a development stage company until March 31, 2002, when the Company acquired ReNewal Education Corporation.

Effective March 31, 2002, the Company acquired all of the outstanding shares of ReNewal Education Corporation for 7,300,000 shares of LRNN common stock, which was distributed to the stockholders of the former owner of ReNewal as a tax-free spin off. For accounting purposes the historic transactions of ReNewal Education Corporation replace those of the Company for presentation of results of operations and cash flows.

LRNN Corporation acquired ReNewal as its entry into adult education. The Company intends to utilize its acquisition of ReNewal to form a licensing and continuing education network.

ReNewal Education Corporation provides the required training to individuals seeking an Arizona real estate salesperson or broker license and continuing education for licensed salespersons or brokers. The school, in operation since 1965, and its courses of study are approved by the Arizona Department of Real Estate.

The Arizona Department of Real Estate (ADRE) established policies and procedures for "out of the classroom" or "distance learning" for real estate license renewal classes in August 1999. ReNewal intends to specialize in the development and presentation of education courses over the Internet. In that regard, ReNewal Education Corporation and Arizona State University have entered an agreement for the presentation of real estate renewal classes utilizing the ASU distance learning technology.

ReNewal has received approval from the ADRE for five E-learning continuing education three hour courses. The Arizona State University on-line registration system became operational in September 2001 and presentation of the E-learning courses started that month. ReNewal has five additional E-learning courses under development and expects to obtain ADRE approval for one to two new E-learning courses each month until there are a minimum of 25 approved three hour

E-learning courses. The potential students for these E-learning courses is all Arizonareal estate licensees, who approximate 50,000. Each licensee is required to complete 24 hours of approved continuing education every two years.

Since the E-learning market is not limited by campus location the Company intends to obtain approval for presentation of its E-learning programs from appropriate authorities in other states. This geographical expansion is expected to begin in the year ended September 2003. Over 30 states have approved real estate continuing education that is presented using E-learning technology, including the neighboring states of California, New Mexico and Nevada with real estate licensees numbering approximately 300,000, 25,000 and 15,000, respectively. The Company also intends to develop and offer E-learning courses for other professions such as accounting, education, insurance and legal.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations
     ---------------------

Comparison six months periods ended March 31, 2002 and 2001

     The total revenue of $43,218 for the six months ended March 31, 2002 is all from the real estate education business, which increased by $8,486 in 2002. The $8,486 increase in real estate education revenue consists of the following:

                                                   Increase
                              2002       2001     (Decrease)
                          ---------- ---------- ------------
     Tuition
       Sales Licensing       $23,845    $23,805          $40
         Broker Licensing      1,280                   1,280
       Renewal-Classroom      13,715     10,998        2,717
       Renewal-Online          1,560                   1,560
       Other revenue           2,818        (71)       2,889
                          ---------- ---------- ------------

             Total           $43,218    $34,732       $8,486
                          ---------- ---------- ------------

The $10,233 decrease in operating costs and expenses includes a $6,473 increase in personnel expense, a $241 increase in facility costs, a $1,456 increase in other operating costs. General corporate overhead decreased by $18,000 due to the reduction in the allocated expenses from the former parent company of ReNewal Education Corporation. Interest increased by $1,970 and depreciation and amortization declined by $2,373.

Comparison of three months periods ended March 31, 2002 and 2001

The total revenue of $28,370 for the three months ended March 31, 2002 is all from the real estate education business, which increased by $5,866 in 2002. The $5,866 increase in real estate education revenue consists of the following:

                                                   Increase
                              2002       2001     (Decrease)
                          ---------- ---------- ------------
     Tuition
       Sales Licensing       $16,036    $15,645         $391
         Broker Licensing      1,280                   1,280
       Renewal-Classroom       8,490      6,322        2,168
       Renewal-online          1,320                   1,320
       Other revenue           1,244        537          707
                          ---------- ---------- ------------

             Total           $28,370    $22,504       $5,866
                          ---------- ---------- ------------


The $3,432 decrease in operating costs and expenses includes a $6,879 increase in personnel expense, a $441 decrease in facility costs, a $317 increase in other operating costs. General corporate overhead decreased by $9,000 due to the reduction in the allocated expenses from the former parent company of ReNewal Education Corporation. Depreciation and amortization declined by $1,187.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     The working capital deficit decreased by $86,994 from September 30, 2001 to $55,780 at March 31, 2002. Current assets increased by $781 from September 30, 2001 to $12,724. The increase consists of a $49 increase in cash, a $345 increase in accounts receivable, and a $387 increase in prepaid expenses.

     Current liabilities decreased by $86,213 from September 30, 2001 to $68,504 at March 31, 2002. The decrease consists of a $32,700 decrease in notes payable, a $16,491 increase in accounts payable and a $69,384 decrease in accrued expenses. Unearned tuition decreased by $620.

     At March 31, 2002, property and equipment decreased due to depreciation of $1,615.

     Course materials increased by $6,000 of course development costs related to the online programs offset by $982 of amortization for the six months ended March 31, 2002. Other assets increased by $780 for the six months ended March 31, 2002.

     The internal sources of liquidity include the projected profitability and expansion of its adult education distance learning on-line programs, the expansion and profitability of its current resident courses.

PART II.   Other Information

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a) Exhibits:

          (2.1)Exchange  agreement  dated  March 19,  2002,  between  Neo Vision
               Corporation and GTSR Hopefull Corporation.*
          (3.1)(i) Amendment to Articles Of Incorporation
          (3.2)(i) Articles Of Incorporation **
          (3.3)(ii)By-laws **
          31   Certificate of CEO and CFO as Required by Rule 13a-14(a)/15d-14
          32   Certificate of CEO and CEO as Required by Rule 13a-14(b) and Rule
               15d-14(b) (17 CFR  240.15d-14(b))  and Section 1350 of Chapter 63
               of Title 18 of the United States Code


     (b) Reports on Form 8-K.

          The registrant filed a report on Form 8-K on April 9, 2002, with respect to Change of Control and the acquisition of ReNewal Education Corporation.

          * Incorporated by reference to Form 8-K filed on April 9, 2002.

          ** Incorporated by reference to registrant's Registration Statement on Form 10-SB filed January 2001.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LRNN CORPORATION



Date: 12/15/2003                     /s/ Harry V. Eastlick
                                     ------------------------------------------
                                         Harry V. Eastlick, Chairman and Chief
                                         Executive Officer

                                    EXHIBIT 31
                                  CERTIFICATION

I, Harry V. Eastlick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LRNN CORPORATION;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 15, 2003
/s/ Harry V. Eastlick
------------------------
By: Harry V. Eastlick,
Chief Executive Officer and chief Financial Officer

                                    EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LRNN CORPORATION (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry V. Eastlick, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Harry V. Eastlick
                                                   --------------------------
Date: December 15, 2003                            By: Harry V. Eastlick,
                                                   Chief Executive Officer
                                                   and Chief Financial Officer