Form 10QSB
period 2002-06-30
LRNN CORP
filed 2003-12-22
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

 For quarter ended June 30, 2002              Commission file number 000-31873
--------------------------------------------------------------------------------

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


                                 (602) 765-0500
               -------------------------------------------------
               (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002.


              NUMBER OF SHARES                            CLASS
        ----------------------------          ----------------------------
                  7,700,000                       Common, per value $.001

                                LRNN CORPORATION

                        COMMISSION FILE NUMBER 000-31873

                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS

       Consolidated Balance Sheet June 30, 2002 (Unaudited) .................. 3


       Consolidated  Statement of Operations for the Three and Nine
        Nine Months ended June 30, 2002 and 2001 (Unaudited) ................. 4


       Consolidated  Statement of Cash Flows for the Three and Nine
        Months Ended June 30, 2002 and 2001 (Unaudited) ...................... 5

       Notes to Consolidated Financial Statements ............................ 6


     Item 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS of Financial
               Condition and Results of Operations ........................... 7


PART II - OTHER INFORMATION

EXHIBITS ..................................................................... 9

SIGNATURES ................................................................... 9

                        LRNN Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)



           Assets

Current Assets
     Cash                                             $       1,732
Accounts receivable                                           4,875
     Prepaid expenses                                         8,971
                                                     --------------
           Total current assets                              15,578

Property & equipment, net of
  accumulated depreciation                                   22,256
Course  materials                                            53,937
Other                                                         3,648
     Total Assets                                            95,419


     Liabilities & Stockholder's Equity
Current Liabilities
     Notes payable                                            4,000
Accounts payable                                             42,000
     Accrued expenses                                        32,966
     Unearned  tuition                                        4,930
                                                     --------------
                                                             83,896
Long term debt, net of current portion                       46,680
                                                     --------------

     Total liabilities                                      130,576


Stockholders' Equity (Deficit)
     Capital stock
       Common stock:  par value $.001 par value,
        25,000,000 shares authorized,
        7,700,000 issued
        and outstanding                                       7,700
     Paid in capital                                        468,552
     Retained earnings (deficit)                           (511,409)
                                                     --------------
                                                            (35,157)
                                                     --------------
                                                      $      95,419
                                                     --------------

   The accompanying notes are an integral part of these financial statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statement of Operations
           For the Three and Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                        Three Months Ended         Nine Months Ended
                                              June 30                   June 30
                                         2002         2001         2002          2001
                                   ------------------------- -------------------------
Revenue
     Real estate education          $    30,917  $    18,381  $    74,135  $    53,113
                                   ------------ ------------ ------------ ------------


Expenses
    Personnel expenses                   19,674       18,043       55,289       47,185
    Facility cost                        10,587       10,922       31,831       31,931
    Other operating cost                  8,107        4,758       22,801       17,990
    General and administrative           12,243       15,000       24,243       45,000
    Interest expense                        831                                  2,801
    Depreciation and amortization         1,298          296        3,896        5,267
                                   ------------ ------------ ------------ ------------
                                         52,740       49,019      140,861      147,373
                                   ------------ ------------ ------------ ------------


Net income (loss)                   $   (21,823) $   (30,638) $   (66,726) $   (94,260)
                                   ------------ ------------ ------------ ------------

Per share data:
Net income (loss) per share         $     (.003) $     (.004) $     (.009) $     (.012)
                                   ------------ ------------ ------------ ------------

Weighted number of shares
   outstanding                        7,700,000    7,700,000    7,700,000    7,700,000
                                   ------------ ------------ ------------ ------------

        The accompanying notes are an integral part of these statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months and Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                      Three Months Ended        Nine Months Ended
                                                          June  30                  June  30
                                                      2002         2001         2002         2001
                                                ------------ ------------ ------------ ------------
Cash Flows From Operating Activities
     Net income (loss)                           $   (21,823) $   (30,638) $   (66,726) $   (94,260)

     Adjustments to reconcile net to cash
     used by operating activities
     Depreciation                                        808        1,006        2,422        2,422
     Amortization                                        491         (710)       1,474        2,845

    Net increase (decrease) in current liabilities
    and (increase) decrease in accounts receivable
    prepaid expense and other assets                  10,762       29,563       59,117       92,422
                                                ------------ ------------ ------------ ------------
    Net cash provided by (used by)
      operating activities                            (9,762)        (779)      (3,713)       3,429
                                                ------------ ------------ ------------ ------------

Cash flows from investing activities
     Equipment acquisitions                             (500)                      (500)
     Online course development costs                  (8,037)        (750)     (14,037)      (5,750)
                                                ------------ ------------ ------------ ------------

Net cash provided by (used by)
     investing activities                             (8,537)        (750)     (14,537)     ( 5,750)
                                                ------------ ------------ ------------ ------------

Cash flows from financing activities
       Proceeds from shareholder loans                 4,980                     4,980
       Proceeds from sale of Warrants                 15,000                    15,000
                                                ------------ ------------ ------------ ------------

     Net cash provided by (used by)
     financing activities
                                                      19,980                    19,980
                                                ------------ ------------ ------------ ------------

Net increase (decrease) in cash                        1,681       (1,529)       1,730       (2,321)
Cash Beginning of Period                                  51         (526)           2          266
                                                ------------ ------------ ------------ ------------
Cash, End of Period                              $     1,732 $     (2,055) $     1,732  $    (2,055)
                                                ------------ ------------ ------------ ------------

   The accompanying notes are an integral part of these financial statements.

                                LRNN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


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

LRNN Corporation acquired ReNewal as its entry into adult education and the Company intends to utilize its acquisition of ReNewal to form a licensing and continuing education network.

ReNewal Education Corporation provides the required training to individuals seeking an Arizona real estate salesperson or broker license and continuing education for licensed salespersons or brokers. The school, in operation since 1965, and its courses of study are approved by the Arizona Department of Real Estate.

The Arizona Department of Real Estate (ADRE) established policies and procedures for "out of the classroom" or "distance learning" for real estate license renewal classes in August 1999. ReNewal intends to specialize in the development and presentation of education courses over the Internet. In that regard ReNewal Education Corporation and Arizona State University have entered an agreement for the presentation of real estate renewal classes utilizing the ASU distance learning technology.

ReNewal has received approval from the ADRE for five E-learning continuing education three hour courses. The Arizona State University on-line registration system became operational in September 2001 and presentation of the E-learning courses started that month. ReNewal has five additional E-learning courses under development and expects to obtain ADRE approval for one to two new E-learning courses each month until there are a minimum of 25 approved three hour

E-learning courses. The potential students for these E-learning courses is all Arizona real estate licensees, who approximate 50,000. Each licensee is required to complete 24 hours of approved continuing education every two years.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

Comparison of nine months periods ended June 30, 2002 and 2001:

     The total revenue of $74,135 for the nine months ended June 30, 2002 is all from the real estate education business, which increased by $21,022 in 2002. The $21,022 increase in real estate education revenue consists of the following:

                                                   Increase
                              2002       2001     (Decrease)
                          ---------- ---------- ------------
     Tuition
       Sales Licensing       $35,302    $34,830         $472
         Broker Licensing      2,436        182        2,254
       Renewal-Classroom      24,600     17,538        7,062
       Renewal-Online          3,460                   3,460
       Other revenue           8,337        563        7,774
                          ---------- ---------- ------------

             Total           $74,135    $53,113      $21,022
                          ---------- ---------- ------------


The $6,512 decrease in operating costs and expenses includes a $8,104 increase in personnel expense, a $100 decrease in facility costs, a $4,811 increase in other operating costs. General corporate overhead decreased by $20,757 due to the reduction in the allocated expenses from the former parent company of ReNewal Education Corporation. Interest increased by $2,801 and depreciation and amortization declined by $1,371


Comparison of three months periods ended June 30, 2002 and 2001:


The total revenue of $30,917 for the three months ended June 30, 2002 is all from the real estate education business, which increased by $12,536 in 2002. The $12,536 increase in real estate education revenue consists of the following:

                                                   Increase
                              2002       2001     (Decrease)
                          ---------- ---------- ------------
     Tuition
       Sales Licensing       $11,457     11,025         $432
         Broker Licensing      1,156        182          974
       Renewal-Classroom      10,885      6,540        4,345
       Renewal-online          1,900                   1,900
       Other revenue           5,519        634        4,885
                          ---------- ---------- ------------

             Total           $30,917    $18,381      $12,536
                          ---------- ---------- ------------


The $3,721 increase in operating costs and expenses includes a $1,631 increase in personnel expense, a $335 decrease in facility costs, a $3,349 increase in other operating costs. General corporate overhead decreased by $2,757 due to the reduction in the allocated expenses from the former parent company of ReNewal Education Corporation. Ineterest expense increased by $831 and depreciation and amortization increased by $1,002.

Financial Condition, Liquidity and Capital Resources

     The working capital deficit decreased by $74,456 from September 30, 2001 to $68,318 at June 30, 2002. Current assets increased by $3,635 from September 30, 2001 to $15,578. The increase consists of a $1,730 increase in cash, a $746 increase in accounts receivable, and a $1,159 increase in prepaid expenses.

     Current liabilities decreased by $70,821 from September 30, 2001 to $83,896 at June 30, 2002. The decrease consists of a $4,000 increase in notes payable, a $11,718 increase in accounts payable and a $42,769 decrease in accrued expenses. Unearned tuition decreased by $2,070.

     At June 30, 2002, property and equipment decreased by $1,922 due to the acquisition of $500 of equipment offset by depreciation of $2,422.

     Course materials increased by $14,037 of course development costs related to the online programs offset by $982 of amortization for the nine months ended June 30, 2002. Other assets increased by $780 during the nine months ended June 30, 2002.

     The internal sources of liquidity include the projected profitability and expansion of its adult education distance learning on-line programs, the expansion and profitability of its current resident courses.

PART II. Other Information

Item 6.      Exhibits and Reports on Form 8-K

     (a) Exhibits

          (2.1)Exchange  agreement  dated  March 19,  2002,  between  Neo Vision
               Corporation and GTSR Hopefull Corporation.*
          (3)(i) Articles of Incorporation and Amendments**
          (3)(ii) By-laws **
          31   Certificate of CEO and CFO as Required by Rule 13a-14(a)/15d-14
          32   Certificate of CEO and CEO as Required by Rule 13a-14(b) and Rule
               15d-14(b) (17 CFR  240.15d-14(b))  and Section 1350 of Chapter 63
               of Title 18 of the United States Code

(b)      Reports on Form 8-K.

               The registrant filed a report on Form 8-K on April 9, 2002, with respect to Change of Control and the acquisition of ReNewal Education Corporation.

               * Incorporated by reference to Form 8-K filed on April 9, 2002.

               **  Incorporated   by  reference  to  registrant's   Registration
               Statement on Form 10-SB filed January 2001, and the registrant's filing on Form 10-QSB for March 31, 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LRNN CORPORATION

Date: December 16, 2003               /s/ Harry V. Eastlick
                                      -----------------------------------------
                                          Harry V. Eastlick, Chairman and Chief
                                          Executive Officer

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

Date: December 16, 2003
/s/ Harry V. Eastlick
------------------------
By: Harry V. Eastlick,
Chief Executive Officer and chief Financial Officer

                                    EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LRNN CORPORATION (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry V. Eastlick, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                   /s/ Harry V. Eastlick
                                                   --------------------------
Date: December 16, 2003                            By: Harry V. Eastlick,
                                                   Chief Executive Officer
                                                   and Chief Financial Officer