Form 10KSB
period 2002-09-30
LRNN CORP
filed 2003-12-30
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                        COMMISSION FILE NUMBER 000-31873

                                LRNN CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                                86-0996897
--------------------------------------------------------------------------------
STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                                IDENTIFICATION NO.)

3121 East Greenway Rd., Suite 201, Phoenix, Arizona                     85032
--------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         ZIP CODE

                                 (602) 765-0500
               --------------------------------------------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                      NONE
         -------------------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                     COMMON
       ------------------------------------------------------------------
       STOCK SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act for 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X                         NO
                        -------                        -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.

     Revenues for the year ended September 30, 2002 were $100,757.

     As of September 30, 2002, no market existed for the registrant's common stock.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of September 30, 2002, there were 7,700,000 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

ITEM                           TABLE OF CONTENTS                           Page

PART I
   Item 1.  Business .......................................................  3
      Introduction .........................................................  3
      Concept ..............................................................  3
      Market ...............................................................  4
      Strategy .............................................................  4
      Course Materials and Faculty .........................................  5
      E-learning Technology ................................................  5
      Competition ..........................................................  5
      Employees ............................................................  6
   Item 2. Properties ......................................................  6
   Item 3. Legal Proceedings ...............................................  6
   Item 4. Submission of Matters to a Vote of Security Holders .............  6

PART II
   Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................  7
      Dividend Policy ......................................................  7
   Item 6. Management's Discussion and Analysis of Financial Condition .....  7
      Results of Operations ................................................  7
      Financial Condition, Liquidity and Capital Resources .................  8
   Item 7. Financial Statements ............................................  9
   Item 8. Changes  in and  Disagreements  with  Accountants  on
           Accounting  and  Financial Disclosure ........................... 19
      Controls and Procedures .............................................. 19

PART III
   Item 10. Directors and Executive Officers of the Registrant ............. 21
   Item 11. Executive Compensation ......................................... 21
      Summary Compensation Table ........................................... 22
      Security Ownership of Certain Beneficial Owners and Management ....... 22
   Item 12. Certain Relationships and Related Transactions ................. 23
   Item 14. Exhibits and Reports on Form 8-K ............................... 23
  SIGNATURES ............................................................... 23

                                     PART I

Item 1.  Business

Introduction

     LRNN Corporation, the Company, owns Renewal Education Corporation, an Arizona Corporation that operates an adult education school which currently provides real estate pre-license and continuing education..

     The Company's adult education operation is conducted by its wholly owned subsidiary ReNewal Education Corporation (ReNewal). ReNewal provides the required training to individuals seeking an Arizona real estate salesperson license or broker license and continuing education for licensed salespersons or brokers. The school has been in operation since 1965. All courses of study and instructors are approved by the Arizona Department of Real Estate.

     In 2002, the State of Arizona required the following real estate training:

                                            Courses and Hours
                                            ------------------------------------
Real Estate Salesperson License             Principles of Real Estate - 90 hours

Real Estate Brokers License                 Principles of Real Estate - 90 hours

Renewal of License                          Various courses approved by Real
                                            Estate Department generally 3 to 6
                                            hours in length. Total 24 hours
                                            every two years.


     In 1999, The Arizona Department of Real Estate established policies and procedures for "out of the classroom" or "distance" learning for license renewal classes. ReNewal has developed a system for the presentation of these continuing education courses over the Internet. In that regard, ReNewal and Arizona State University have entered a partnership agreement for the presentation of real estate license continuing education courses utilizing the university's distance learning technology and the ReNewal's web site.

     During the two years ended September 30, 2002, student enrollments and tuition revenues were as follows:

                                                          Average
                          Students        Revenue         Tuition
    Licensing             --------        --------        --------
      2002                   180         $ 50,234        $ 279.08
      2001                   184         $ 46,924        $ 255.02


    Renewal
      2002                 2,455        $  36,386        $  14.82
      2001                 1,735        $  24,887        $  14.34


Concept

     ReNewal Education Corporation offers all of the company's real estate courses at its 32nd Street and Greenway campus. Qualified pre-license real estate training for sales persons and brokers is required to be completed in a classroom setting. Renewal (continuing education) courses for licensed sales persons and brokers are presented at the campus and on-line over the internet through the Company's web site and joint venture with Arizona State University.

     The approval of distance learning by the Arizona Department of Real Estate expands the potential market to all licensees in the State of Arizona. It is our objective to be known for the presentation of quality approved continuing education courses through E-learning. ReNewal seeks to persuade potential students to enroll in its E-learning real estate courses as an alternative to classroom presentations because of the convenience and quality of the programs.

Market

     There are approximately 50,000 licensed real estate salespersons and brokers in Arizona. The number of individuals taking the licensing examination each month varies, generally increasing as real estate activity increases and decreasing when real estate activity decreases. Even though there are significant numbers taking the licensing exam each month, the number of licensed personnel remains relatively constant as a significant number of licensees choose to let their licenses lapse.

     ReNewal  currently   produces  and  presents  courses  at  its  campus  for
individuals seeking to acquire or renew a real estate license. Until, the approval of distance learning the market was limited to real estate licensees or candidates who worked or lived near the school campus.

     During 2001, ReNewal obtained approval of several three hour E-learning continuing education courses from the Arizona Department of Real Estate (ADRE). Presentation of these courses began in October 2001 in conjunction with the Arizona State University registration system and distance learning facility. The potential students for these E-learning courses will be all Arizona real estate licensees who approximate 50,000. Each licensee is required to complete 24 hours (8 three hour courses) of approved continuing education every two years.

     ReNewal has set the tuition at $25 for each three hour E-learning real estate continuing education course.

     Since the E-learning market is not limited by campus location the Company intends to obtain approval for presentation of its E-learning programs from appropriate authorities in other states. Over 30 states have approved real estate continuing education that is presented using E-learning technology, including the neighboring states of California, New Mexico and Nevada whose real estate licensees would increase the potential market by approximately 350,000. The Company may also develop and offer E-learning courses for other professions such as accounting, education, insurance and legal.

Strategy

     The Company's marketing strategy is based on directing potential students to our web site (renewaleducation.com) through a direct mail campaign that will include all Arizona real estate licensees and real estate brokerage offices. The web site contains the following:

        o        Information about the school and its courses
        o        Class Schedules
        o        E-learning Courses

The Company plans to sell current articles and bookstore items on its web site, as well as at the campus.

A prospective E-learning student will link directly to the Arizona State University enrollment system and register on-line. Upon registration the student will receive a password that will allow the student to complete the program on-line within a set period of time.

     The marketing program for renewal courses (continuing education) will be coordinated with the Company's E-learning partner, Arizona State University. ASU will assist in completing some of the direct mail program in addition to a comprehensive public relations campaign.

     A similar strategy will be followed as E-learning programs are introduced to other states.

Course Materials and Faculty

     ReNewal has developed its own text book and course materials for the required 90 hour pre-licensing and broker licensing courses. The materials and textbooks are periodically revised by the faculty and staff. ReNewal has approximately 30 of the three hour continuing education courses that have been approved by the Arizona Department of Real Estate. Revisions and updating of the continuing education courses, as well as development of new courses are also completed by the faculty and staff.

     The Director of Education for ReNewal is responsible for the development and upkeep of all course materials. ReNewal currently has approximately 20 members of its faculty. All faculty members are approved as instructors by the Arizona Department of Real Estate.

E-learning Technology

     ReNewal Education Corporation has entered into a partnership arrangement with Arizona State University for the presentation of the ReNewal real estate continuing education E-learning courses. ASU will provide the following:

        o        Hosting of the courses on an ASU server
        o        Course management tools
        o        Instructional design consultation
        o        Technical support for students taking the E-learning courses
        o        Online registration services

ReNewal pays a fee of $5 per enrolled student.

Competition

     At September 30, 2002, there were approximately five proprietary schools for real estate training in the Phoenix metropolitan area that offered both license and license renewal education. The Company believes that another metropolitan Phoenix based school has the largest market share in Arizona, although the Company does not know its total market share. While small schools will continue to be formed, management believes the trend will be toward larger schools, providing high quality instruction and a variety of programs.

     The Company does not believe that any of the Arizona proprietary real estate schools have elected to direct their primary efforts to growth through E-learning programs.

Employees

     The Company has 3 employees and approximately 20 independent contractor instructors and consultants for the real estate training school.


Item 2. Properties
        ----------
     The Company maintains its corporate offices within the Renewal Education Corporation campus at 3121 East Greenway Rd., Suite #201, Phoenix, Arizona 85032.

     The Renewal Education campus has three classrooms and office space and is leased pursuant to a three year lease expiring July 31, 2004. The monthly rent is $2,598 plus common area charges that approximate $650 per month.


Item 3. Legal Proceedings
        -----------------
     At September 30, 2002, there were no material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

     There is no established public trading of the registrant's common stock and it is not anticipated that such a market will develop in the near future.

Dividend Policy

     The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements, and financial condition and such other factors as the Board of Directors may consider.


Item 6. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------

Results of Operations
---------------------

Comparison 2002 to 2001

     The total revenue of $100,757 for the year ended September 30, 2002 is made up of $91,246 or 91% from the real estate education operation and $9,511, or 9% of miscellaneous income. The Company had no revenues for 2001. Effective March 31, 2002, the Company acquired all of the outstanding shares of ReNewal Education Corporation for 7,300,000 shares of the Company's common stock, which was distributed to the stockholders of the former owner of Renewal Education Corporation as a tax free spin off. Prior to March 2002, LRNN Corporation was not engaged in any operations other than organizational matters. Its primary activities involved seeking qualified merger or acquisition candidates. For accounting purposes the historical transactions of Renewal Education Corporation replace those of the Company for presentation of results of operations and cash flows. Total revenue for Renewal Education Corporation increased by $26,747 in 2002 as the result of an increase in the number of registrants, the increase in average tuition per student and an overall increase in attendance. The following table shows the various components of this increase:

                                                             Increase
                                        2002         2001   (Decrease)
                                        ----         ----   ----------
    Tuition
        Sales Licensing             $ 45,904     $ 45,984      $   (80)
        Broker Licensing               4,330          940        3,390
        Renewal-Classroom             30,426       24,887        5,539
        Renewal-Online                 5,960            -        5,960
        Other Revenue                  4,626        2,199        2,427
                                 -----------   ----------    ---------

             Total                  $ 91,246     $ 74,010    $  17,236
                                 ===========   ==========    ==========

     Operating costs and expenses decreased by $7,617, due primarily to a 90% reduction in management fees of $54,000, partially offset by $31,463 of general and administrative costs accumulated in the parent company. Total teaching fees increased by $6,781; however, the ratio of teaching fees to tuition revenue decreased to 59% versus 64%. This increase in efficiency is due to the increased use of the online renewal courses. Interest expense increased by $1,151 and depreciation and amortization increased by $3,458, because of the amortization of course material development costs. The various components of operating costs and expenses were as follows:


                                                                       Increase
                                                     2002       2001  (Decrease)
                                                     ----       ----  ----------

    Operating Costs and Expenses
        Teaching fees                             $53,960    $47,179   $  6,781
        Classroom expense                          43,561     43,189        372
        School Operating expense                   45,334     41,025      4,309
        General and Administrative expense         31,463          -     31,463
        Management fee                              6,000     60,000    (54,000)
        Depreciation & Amortization                11,136      7,678      3,458
                                                 --------  ---------  ---------
                                                 $191,454  $ 199,071  $ ( 7,617)


Financial Condition, Liquidity and Capital Resources

     The working capital deficit increased by $46,728 from September 30, 2001 to $96,140,at September 30, 2002. Current assets increased by $2,234, while current liabilities increased by $48,962.

     The increase in current liabilities consists of a $4,000 increase in the current portion of long-term debt, a $11,164 increase in accounts payable, a $30,548 increase in accrued expenses and unearned tuition increased by $3,250.

     Previously established Goodwill of $68,022 associated with the acquisition of Renewal Education Corporation was written off to Retained Earnings during the year ended September 30, 2002. Course materials increased by $9,130, due to $15,072 of payments for the development of the distance learning renewal course offset by amortization of $5,942 for the year ended September 30, 2002.

     During the year ended September 30, 2002, long-term debt of Renewal Education Corporation amounting to $448,852 was contributed to capital by its former parent company and the Company's major stockholder. During the year ended September 30, 2002, long-term debt increased by $30,503 through the issuance of new debt, while payments of $5,342 further reduced the balance.

     Paid-in Capital increased, during the period ended September 30, 2002, as a result of the conversion of long-debt, described above, and the sale of a warrant to purchase common stock.

     The internal sources of liquidity include the projected profitability and expansion of its adult education distance learning on-line programs, the expansion and profitability of its current resident courses.

Item 7. Financial Statements
        --------------------
                                   INDEX                                    Page

Report of Independent Certified Public Accountant ........................... 10

Balance sheet as of  September 30, 2002 ..................................... 11

Statement of operations for the years ended September 30,
2002 and  2001 .............................................................. 12

Statement of stockholders' equity for the years ended
 September 30, 2002 and  2001 ............................................... 13

Statement of cash flows for the years ended September 30,
2002 and 2001 ............................................................... 14

Notes to the Consolidated Financial Statements ......................... 15 - 20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Board of Directors of LRNN Corporation:

We have audited the accompanying consolidated balance sheet of LRNN Corporation as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in The United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LRNN Corporation as of September 30, 2002, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted United States of America.



/s/ EPSTEIN, WEBER & CONOVER, P.L.C.
------------------------------------
Scottsdale, Arizona
December 23, 2003

                        LRNN CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheet
                               September 30, 2002


                                     Assets

                                                                2002
Current assets                                           -----------
  Cash                                                   $     2,232
  Accounts receivable                                          3,016
  Prepaid expenses                                             8,929
                                                         -----------
        Total current assets                                  14,177

Property and equipment, net of
  accumulated depreciation of
  $ 18,416                                                    22,449
Course materials development cost                             50,504
Other                                                          2,470
                                                         -----------

     Total assets                                        $    89,600
                                                         ===========



                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Current portion of long term debt                         $  8,338
  Notes payable                                                4,000
  Accounts payable                                            41,446
  Accrued expenses                                            46,283
  Unearned tuition                                            10,250
                                                         -----------
       Total current liabilities                             110,317
Long term debt, net of
  current portion                                             37,000

Commitments

Stockholders' equity
    Common Stock, $.001 par value,
     25,000,000 shares authorized,
     7,700,000 shares issued and
     outstanding                                               7,700
 Additional paid-in-capital                                  468,552
 Accumulated (deficit)                                      (533,969)
                                                         -----------
                                                             (57,717)
     Total liabilities and
        Stockholders' equity                             $    89,600
                                                         ===========



   The accompanying notes are an integral part of these financial statements.

                        LRNN CORPORATION AND SUBSIDIARIES

                      Consolidated Statement of Operations
                               For the Years Ended
                           September 30, 2002 and 2001


                                                     2002       2001
                                               ---------- ----------
Revenue
  Real estate education                        $   91,246 $   74,010
  Other                                             9,511         89
                                               ---------- ----------
        Total revenue                             100,757     74,099

Operating costs and expenses
  Personnel expenses                               68,287     62,832
  Facility cost                                    43,561     43,189
  Other operating costs                            31,007     25,372
  General and administrative                       37,463     60,000
  Depreciation and amortization                    11,136      7,678
                                               ---------- ----------
                                                  191,454    199,071
                                               ---------- ----------


      (Loss) from operations                      (90,697)  (124,972)

Other Income (Expense):
   Settlement of accounts payable                   5,043         --
    Interest expense                               (3,632)    (2,481)
                                               ---------- ----------
                                                    1,411     (2,481)

Provision for income tax
   expense (benefit)                                    -          -
                                               ---------- ----------


       Net (loss)                                $(89,286) $(127,453)
                                               ========== ==========




Net income (loss) per share                     $    (.01) $    (.01)
                                               ========== ==========

Weighted number of common
   shares outstanding                           7,700,000  7,700,000
                                               ---------- ----------


   The accompanying notes are an integral part of these financial statements.

                        LRNN CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)
                               For the Years Ended
                           September 30, 2002 and 2001

                                              Common Stock       Additional
                                     ---------------------------    Paid-in     Retained
                                           Number                   Capital     Earnings
                                        of Shares       Amount     (Deficit)    (Deficit)
                                     ------------ ------------ ------------ ------------
Balance, September 30, 2000             1,000,000      $ 1,000  $         -   $( 317,230)

Year Ended September 30, 2001

1,000,000                                (977,035)

Net (loss)                                                                -     (127,453)
                                     ------------ ------------ ------------ ------------


Balance, September 30, 2001             1,000,000      $ 1,000  $         -    $(444,683)


Year Ended September 30, 2002

Reduction of shares outstanding
    due to 2 for 5 reverse stock
    split, March 19, 2002                (600,000)       ( 600)

Shares issued in acquisition of
    Renewal Education Corporation
    on March 20, 2002                   7,300,000        7,300       (4,700)

Additional paid-in capital from
    cancellation of debt  owed by
    Renewal Education Corporation
    at date of acquisition                                          458,252

Additional paid-in capital from the
    sale of warrants                                                 15,000


Net loss for the year                           -                         -      (89,286)
                                     ------------ ------------ ------------ ------------

Balance, September 30, 2002             7,700,000      $ 7,700     $468,552    $(533,969)
========================================================================================

   The accompanying notes are an integral part of these financial statements.

                        LRNN CORPORATION AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                               For the Years Ended
                           September 30, 2002 and 2001

                                                          2002         2001
Cash and cash equivalents provided by              ------------ ------------
(used for) operations:
    Net income, (loss)                                $(89,286)  $ (127,453)
      Depreciation                                       3,229        3,230
      Amortization                                       7,906        4,448
                                                  ------------ ------------
        Cash and cash equivalents (used for)
         operations                                    (78,151)    (119,775)
        Accounts receivable                              1,113       12,551
        Prepaid expenses                                (1,117)      (6,338)
        Advances by former parent                       30,923       32,574
        Other assets                                       398        1,545
        Notes payable                                    4,000            -
        Accounts payable                                11,164        8,043
        Accrued expenses                                30,548       73,255
        Unearned tuition                                 3,250       (7,892)
                                                  ------------ ------------
Net cash provided by (used for)
  operating activities                                   2,128       (6,037)
                                                  ------------ ------------


Cash flows from (used for) investing activities:
  Development of course materials                      (17,036)     (28,427)
  Additions to property and equipment                   (1,500)
                                                  ------------ ------------

Net cash (used in) investing activities                (18,536)     (28,427)
                                                  ------------ ------------

Cash flows from financing activities
  Proceeds from sale of warrants                        15,000            -
  Proceeds from shareholder loans, net                   3,638       34,200
                                                  ------------ ------------

   Net cash provided by financing activities            18,638       34,200
                                                  ------------ ------------

Net increase (decrease) in cash and cash
  equivalents                                            2,230         (264)
Cash, beginning of year                                      2          266
                                                  ------------ ------------
Cash, end of year                                    $   2,232  $         2
                                                  ============ ============

   The accompanying notes are an integral part of these financial statements.

                        LRNN CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1  Summary of significant accounting policies
--------------------------------------------------

Business
--------

The Company, operating solely in Arizona, provides real estate educational services through its wholly owned subsidiary ReNewal Education Corporation formerly known as Western College, Inc. and Ford Schools, Inc., a non-operating subsidiary of Renewal Education Corporation.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of LRNN Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. LRNN Corporation was acquired on March 31, 2002,by its subsidiary, Renewal Education Corporation in an exchange of stock (a reverse merger). Prior to March 31, 2002, LRNN Corporation (formerly known as GTSR Hopeful Corporation) was considered a development stage enterprise and its operations were insignificant. All comparative amounts included prior to March 31, 2002 are those of Renewal Education Corporation.

Recognition of revenue
----------------------

Real estate education services tuition fees are generally paid in advance and recorded as unearned tuition. Tuition revenue is recognized when students attend classes or the one year period they are allowed to attend classes expires. Accounts receivable balances of $1,376, represent the amount of unpaid tuition that is unearned at September 30, 2002.

Income taxes
------------

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Property and equipment
----------------------

Office furniture and equipment is depreciated using the straight line method over their estimated useful lives ranging from five to ten years.

Allowance for doubtful accounts
-------------------------------

In management's judgment, an allowance for doubtful accounts is not required to absorb any probable losses on existing accounts receivable that may become uncollectible.

Impairment of long-lived assets
-------------------------------

The Company requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and industry conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or net realizable value.


Course materials development costs
----------------------------------

Course materials development costs represent the initial development cost of the Principles of Real Estate textbook and expenditures for the development of the Company's on-line training courses. The textbook is updated annually and the annual costs are expensed as incurred. The Company is amortizing the initial cost over a ten year period. The Company's on-line training courses are continuing education type courses for real estate licensees. They are offered on-line through the Renewal Education Corporation web site, in conjunction with Arizona State University. Currently, there are eight different renewal courses being offered on the web site and three others being developed. The development cost of these courses is amortized on a straight-line basis over five years once they are placed in service.

Earnings per share
------------------

Basic earnings per share amounts are based upon the average number of shares outstanding. Diluted earnings per share for the outstanding warrants is not presented, since the market price of the common stock obtainable does not exceed the exercise price of the warrants.


Management's use of estimates
-----------------------------

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as depreciation and amortization, asset impairment, non-monetary transactions, certain acquisition related liabilities, income taxes and contingencies.


Reclassification
----------------

Certain  items  included  in  prior  years'   financial   statements  have  been
reclassified to conform to the current year financial statement classification.

Note 2 - Acquisition of Renewal Education Corporation
-----------------------------------------------------

LRNN Corporation, a Nevada corporation, was formed on April 29, 1996 and was a development stage enterprise until March 31, 2002, when the Company acquired Renewal Education Corporation

Effective March 31, 2002, the Company acquired all of the outstanding shares of Renewal Education Corporation for 7,300,000 shares of LRNN Corporation common stock, which was distributed to the stockholders of the former owner of ReNewal as a tax-free spin off. For accounting purposes the historic transactions of Renewal Education Corporation replace those of the Company for presentation of results of operations and cash flows.

LRNN Corporation acquired ReNewal as an entry into adult education. The Company intends to utilize its acquisition to form a licensing and continuing education network.

Renewal Education Corporation provides the required training to individuals seeking an Arizona real estate salesperson or broker license and continuing education for currently licensed salespersons or brokers. The school, in operation since 1965, and its courses of study are approved by the Arizona Department of Real Estate.


Note 3 - Income taxes
---------------------

At September 30, 2002, the companies had the following net operating loss carryovers for income tax purposes:

                           Renewal Education Corporation

                             Taxable      Year of         Net
                               Year    Expiration Operating Loss
                        ------------ ------------ --------------
                                1997         2017        646,090
                                1999         2019        235,215
                                2000         2020        122,643
                                2001         2021         61,253

                             LRNN Corporation

                                2002         2022          5,684


The income tax effect of the net operating loss carryforwards give rise to a deferred income tax asset as follows:

Net operating loss carryforwards                     $ 1,065,000
                                                     -----------

Gross deferred tax assets                                436,500
Deferred tax asset valuation allowance                   436,500
                                                     -----------

          Net deferred tax asset                     $         -
                                                     -----------

The gross deferred tax asset is reduced by a valuation allowance based on management's estimate of the probability that the tax benefits will not be realized.


Note 4 - Long term debt
-----------------------

At September 30, 2002, long term debt consists of the following:

6% note payable to the Company's major
  stockholder due in monthly installments
  of $903, of principal and interest                     $45,338


Less current portion                                       8,338
                                                     -----------

                                                     $    37,000


Note 5 - Amounts due stockholders
---------------------------------

Prior to acquisition in March 2002, Renewal Education Corporation owed its former stockholder $458,252, for accrued management and teaching fees. This amount was contributed to capital through a forgiveness of debt prior to acquisition.

Note 6 - Commitments and contingencies
--------------------------------------

Renewal Education Corporation leases its classroom facilities, which include an office facility, pursuant to a long term lease with monthly rent of $2,598.


Minimum lease payments on long term operating leases are as follows:

                     2003                $ 31,176
                     2004                $ 25,980


In addition the lease requires payment of a monthly common area fee which currently approximates $600.

Rent expense under operating leases totaled $38,154 and $37,770 for the years ended September 30, 2002 and 2001, respectively.

The Company is not currently involved in any material litigation.


Note 7 - Common stock
---------------------

The Company was organized on April 29, 1996, through the issuance of 1,000,000 shares of common stock, par value $.001. In 2002, prior to the purchase of Renewal Education Corporation, the Company effected a reverse stock split, issuing 2 shares for each 5 shares outstanding at the time, reducing the total shares outstanding prior to acquisition to 400,000.

In March 2002, the Company issued 7,300,000 shares for the purchase of Renewal Education Corporation, a subsidiary of NeoVision Corporation Subsequently, these shares were distributed to the shareholders of NeoVision Corporation through a tax-free spin off.

In June 2002, the Company sold a warrant for $15,000, granting the purchaseor the right to buy 37,500 shares of the Company's common stock, par value $.001, at a price of $.10 per share at any time prior to December 31, 2003. As of December 26, 2003, the warrant had not been exercised.


Note 8 - Disclosure about fair value of financial instruments
-------------------------------------------------------------

The carrying amounts of cash, accounts receivable, accounts payable, and unearned tuition approximate fair value because of the short maturity of those instruments.

Based on prevailing interest rates, the Company estimates that the fair value of the Company's long-term debts and related accrued interest approximates carrying value.


Note 9 - Supplemental cash flow information
-------------------------------------------

The Company paid $463 and $ 0 in cash for interest for the two years ended September 30, 2002 and 2001, respectively.





Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure.
          --------------------

         None

Item 8a.  Controls and Procedures
          -----------------------

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls subsequent to the date the Company carried out this evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the

Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosure.

     The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company will be detected.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     The following table sets forth certain information regarding the Company's directors and executive officers as of September 30, 2002.

NAME                     AGE      POSITIONS                    SERVED SINCE
----                     ---      ---------                    -------------

Harry V. Eastlick        63       President, Chief             March 20, 2002
                                  Executive Officer
                                  and Director

Donald E. Cline          76       Secretary                    March 20, 2002
                                  and Director

John P. Benson           64       Director                     March 20, 2002


All directors serve until the next annual meeting of stockholders and until their successors are elected and qualified. All officers serve until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

     Harry V. Eastlick has served as President and Chief Executive Officer of the Company since March 20, 2002. Previously, Mr. Eastlick was the President and Chief Executive Officer of Renewal Education Corporation or its parent company for a period in excess of five years.

     Donald E. Cline has served as a business consultant since March 1991 and as the Director of the State of Arizona Department of Commerce from February 1990 to March 1991. Mr. Cline had served as Chairman of the Board and Chief Executive Officer of First National Utilities, Inc., an Arizona based water utility holding company, from September 1987 to February 1990. Prior thereto, Mr. Cline served as Vice President and Chief Executive Officer of the Arizona operations of Mountain Bell, now known as Quest.. He retired from Mountain Bell after 37 years of employment.

     John P. Benson has served as the President and Chief Executive Officer of Control Engineering, a temperature control distributor and contractor, since May 1982.


There currently are no Committees of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act.

     None of the foregoing members of the Board of Directors have filed any of the required Section16(a) forms during the fiscal year ended September 30, 2002, and have not provided the Company with a written representation that no such forms were required.


Item 11. EXECUTIVE COMPENSATION
         ----------------------

Summary Compensation Table

     Summary compensation information for the Company's Chief Executive and other officers for the year ended September 30, 2002 (the only "named executive officers" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1), is as follows:

                           Summary Compensation Table
                               Annual Compensation


         Name and Principle                     Fiscal             Total
                Position                         Year          Compensation
--------------------------------------------------------------------------------

Harry V. Eastlick, Chairman of                   2002             $   9,000
the Board of Directors, President
and Chief Executive Officer

Robert Artim, Vice President of
Operations                                       2002                32,370



 Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of September 30, 2002, held by each director and executive officer of the Company, all directors and executive officers as a group, and persons known by the Company to hold more than 5% of the Company's Common Stock.

                                                     Amount of
                                                  Common Stock
Name of Beneficial Owner                    Beneficially Owned      Percent
------------------------                    ------------------      -------
Directors and Officers:

   Harry V. Eastlick                                 4,624,967         60.1
   John P. Benson                                        2,600            *
   Donald E. Cline                                      21,450            *

   Directors and Executive Officers
   as a group                                        4,649,017         60.4

Owner of 5% or more
-------------------
    None


 * Less than 1%.

     All of the officers and directors of the Company can be reached at the corporate office of LRNN Corporation, 3121 East Greenway Road, Suite 201, Phoenix, Arizona 85032.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
             None

Item 14. Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          (2.1)Exchange  agreement  dated  March 19,  2002,  between  Neo Vision
               Corporation and GTSR Hopefull Corporation.*
          (3)(i) Articles of Incorporation and Amendments**
          (3)(ii) By-laws **
          21.  Subsidiaries of Registrant
          31.  Certification
          32.  Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002.

          *    Incorporated by reference to Form 8-K filed on April 9, 2002.
          ** Incorporated by reference to registrant's Registration Statement on Form 10-SB filed in January 2001 and the registrant's filing on Form 10-QSB for March 31, 2002.


                                SIGNATURES UPDATE

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 LRNN CORPORATION


Date: December 24, 2003                   By:  /s/Harry V. Eastlick
                                              ----------------------------------
                                              Harry V. Eastlick, Chief Executive
                                              Officer and a Director


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 24, 2003                      /s/Harry V. Eastlick
                                              ----------------------------------
                                              Harry V. Eastlick, Chief Executive
                                              Officer and a Director

Date:  December 24, 2003                      /s/Donald E. Cline
                                              ----------------------------------
                                              Donald E. Cline
                                              Secretary and a Director

Date:  December 24, 2003                       /s/John P. Benson
                                              ----------------------------------
                                              John P. Benson, a Director

                                   EXHIBIT 21
                                   ----------
                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

    Name                                  State of Incorporation        Dba's
    -----------------------------         ----------------------       ------
    ReNewal Education Corporation                Arizona                None

                                   EXHIBIT 31
                                   ----------
                                  CERTIFICATION

I, Harry V. Eastlick, Chief Executive Officer and President, certify that:

1.   I have reviewed this annual report on Form 10-KSB of LRNN Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 24,2003

/s/  Harry V. Eastlick
------------------------------------------
Harry V. Eastlick, Chairman, President and
Chief Executive Officer

                                   EXHIBIT 32
                                   ----------
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of LRNN Corporation (the "Company") on Form 10-KSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry V. Eastlick, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: December 24, 2003                             /s/ Harry V. Eastlick
                                                     ---------------------
                                                     By:  Harry V. Eastlick,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer