Form 10QSB
period 2002-12-31
LRNN CORP
filed 2003-12-30
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For quarter ended December 31, 2002         Commission file number 000-31873
-------------------------------------      ------------------------------------

                                LRNN CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            Nevada                                             86-0996897
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER I.D. NUMBER)
INCORPORATION OR ORGANIZATION)


 3121 E. Greenway Rd., Phoenix, Arizona                                 85032
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


                                 (602) 765-0500
                             ----------------------
               (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No _______
   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31,2002.

                  NUMBER OF SHARES                        CLASS
                  ----------------              -----------------------
                      7,700,000                 Common, par value $.001

                                LRNN CORPORATION
                        COMMISSION FILE NUMBER 000-31873
                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet December 31, 2002 (Unaudited) ............  3

        Consolidated  Statement of  Operations  for the Three Months
        ended December 31, 2002 and 2001 (Unaudited) ........................  4

        Consolidated  Statement  of Cash Flows for the Three  Months
        Ended December 31, 2002 and 2001 (Unaudited) ........................  5

        Notes to Consolidated Financial Statements ........................... 6

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......  7
             Results of Operations ..........................................  7
             Financial Condition, Liquidity and Capital Resources ...........  7
     Item 3. CONTROLS AND PROCEDURES ........................................  8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................  8

SIGNATURES ..................................................................  9

                        LRNN Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2002
                                   (Unaudited)

           Assets

Current Assets
     Cash                                            $        50
     Accounts receivable                                   3,066
     Prepaid expenses                                      9,313
                                                     -----------
        Total current assets                              12,429

Property & equipment, net of
  accumulated depreciation                                20,670
Unamortized course materials                              47,463
     Other                                                 2,469
                                                     -----------
     Total Assets                                         83,031
                                                     -----------


     Liabilities & Stockholder's Equity
Current Liabilities
     Current portion of  long term debt                    8,469
     Notes payable                                         4,000
Accounts payable                                          44,252
     Accrued expenses                                     50,817
     Unearned tuition                                      8,020
                                                     -----------
                                                         115,558

Long term debt, net of current portion                    34,836
                                                     -----------
     Total Liabilities                                   150,394

Stockholders' Equity (Deficit)
     Common stock:  par value $.001 par value,
        25,000,000 shares authorized,
        7,700,000 issued
        and outstanding                                    7,700

     Paid in capital                                     468,552
Retained earnings (deficit)                             (543,615)
                                                     -----------
                                                         (67,363)

       Total Liabilities and  Stockholders'  Deficit $    83,031
                                                     ===========


    The accompanying notes are an integral part of these financial statements

                        LRNN Corporation and Subsidiaries
                      Consolidated Statement of Operations
              For the Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)



                                              2002        2001
                                          ----------- -----------
Revenue
     Real estate education                 $   26,577  $   13,948
Other                                           1,175         900
                                          ----------- -----------
                                               27,752      14,848

Expenses
    Personnel expenses                         14,697      16,135
    Facility cost                              11,130      10,604
    Other operating cost                        5,799       6,667
    General and administrative                    157       6,000
    Depreciation and amortization               4,820       1,299
                                          ----------- -----------
                                               36,603      40,705
                                          ----------- -----------

Operating Income (Loss)                        (8,851)    (25,857)

Other Income (Expense):
    Interest expense                             (795)     (1,970)
                                          ----------- -----------


Net income (loss)                          $   (9,646) $  (27,827)
                                          ----------- -----------

Per share data:
Net income (loss) per share                $    (.001) $    (.004)
                                          ----------- -----------

Weighted number of shares outstanding       7,700,000   7,700,000
                                          ----------- -----------


        The accompanying notes are an integral part of these statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)



                                                          2002        2001
                                                      ----------- -----------
Cash Flows From Operating Activities:
     Net income (loss)                                 $   (9,646) $  (27,827)

     Adjustments to reconcile net loss to cash
     used by operating activities:
        Depreciation                                        1,779         808
        Amortization                                        3,041         491

    Net increase (decrease) in current liabilities
    and (increase) decrease in accounts receivable
    prepaid expense and other assets                        4,677      30,573
                                                      ----------- -----------
    Net cash provided by (used by)
      operating activities                                  ( 149)      4,045
                                                      ----------- -----------

Cash flows from investing activities:
    On-line course development costs                                    3,000
                                                      ----------- -----------

   Net cash provided by (used by)
          investing activities                                  -       3,000
                                                      ----------- -----------

Cash flows from financing activities:
    Net changes in long-term debt                          (2,033)          -
                                                      ----------- -----------


     Net cash provided by (used by)
     financing activities                                  (2,033)          -
                                                      ----------- -----------

Net increase (decrease) in cash                            (2,182)      1,045
Cash Beginning of Period                                    2,232           2
                                                      ----------- -----------
Cash, End of Period                                    $       50  $    1,047
                                                      ----------- -----------

        The accompanying notes are an integral part of these statements.

                                LRNN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (Unaudited)



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

These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended September 30, 2002.


NOTE 2 - Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of LRNN Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. LRNN Corporation was acquired on March 31, 2002, by its subsidiary, Renewal Education Corporation, in an exchange of stock (a reverse merger). Prior to March 31, 2002, LRNN Corporation (formerly known as GTSR Hopeful Corporation) was considered a development stage enterprise and its operations were insignificant. All comparative amounts included prior to March 31, 2002, are those of Renewal Education Corporation.


CAUTION REGARDING FORWARD-LOOKING STATEMENTS
--------------------------------------------

CERTAIN STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING WITHOUT LIMITATIONS, STATEMENTS REGARDING THE COMPANY'S
BUSINESS STRATEGY AND OBJECTIVES AND FUTURE FINANCIAL POSITION, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND INVOLVE RISKS AND UNCERTAINTIES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH THESE FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS," AS WELL AS ELSEWHERE IN THIS REPORT. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT.

Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

Results of Operations
---------------------

Comparison of three months periods ended December 31, 2002 and 2001:

Real estate education revenue of $26,577, for the three months ended December 31, 2002, represents an increase of $12,628, which consists of the following:

                                                        Increase
                                  2002        2001     (Decrease)
                              ----------- ----------- -----------
    Tuition
        Sales Licensing        $   11,414  $    7,809  $    3,605
        Broker Licensing              580                     580
        Renewal-Classroom           6,188       5,340         848
        Renewal-online              6,840                   6,840
        Seminars and other          1,555         800         755
                              ----------- ----------- -----------

             Total             $   26,577  $   13,949  $   12,628
                              ----------- ----------- -----------


The $4,102 decrease in operating costs and expenses includes a $1,438 decrease in personnel expense, a $526 increase in facilities cost and a $868 decrease in other operating costs. General corporate overhead decreased by $5,843, due to the reduction in the allocated expenses from the former parent company of Renewal Education Corporation. Depreciation and amortization increased by $3,521, due to the initiation of amortization of the deferred costs of the on line courses which are now operational.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The working capital deficit increased by $6,989, from September 30, 2002 to $103,129 at December 31, 2002. Current assets decreased by $1,748 from September 30, 2002 to $12,429. The decrease consists of a $2,182 decrease in cash, a $50 increase in accounts receivable, and a $384 increase in prepaid expenses.

Current liabilities increased by $5,241 to $115,558 over the three month period. The increase consists of a $131 increase in the current portion of long term debt, a $2,806 increase in accounts payable and a $4,534 increase in accrued expenses. Unearned tuition decreased by $2,230.

The internal sources of liquidity include the projected profitability and expansion of the adult education distance learning on-line programs, and the expansion and profitability of the current resident courses.


Item 3. Controls and Procedures
        -----------------------

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



PART II. OTHER INFORMATION
         -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits

          (2.1)Exchange  agreement  dated  March 19,  2002,  between  Neo Vision
               Corporation and GTSR Hopefull Corporation.*
          (3)(i) Articles of Incorporation and Amendments**
          (3)(ii) By-laws **
          31.  Certification
          32.  Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K. None


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




                                         LRNN CORPORATION

Date: December 29, 2003                  /s/ Harry V. Eastlick
                                         -------------------------------------
                                         Harry V. Eastlick, Chairman and Chief
                                         Executive Officer

                                   EXHIBIT 31
                                  -----------
                                  CERTIFICATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

December 29, 2003



/s/ Harry V. Eastlick
------------------------------------------
Harry V. Eastlick, Chairman, President and
Chief Executive Officer

                                   EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LRNN Corporation (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry V. Eastlick, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  December 29, 2003                            /s/ Harry V. Eastlick
                                                    ---------------------------
                                                    By: Harry V. Eastlick,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer