Form 10QSB
period 2003-03-31
LRNN CORP
filed 2003-12-30
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For quarter ended March 31, 2003             Commission file number 000-31873
-----------------------------------         ------------------------------------

                                LRNN CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            Nevada                                           86-0996897
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER I.D. NUMBER)
INCORPORATION OR ORGANIZATION)


 3121 E. Greenway Rd., Phoenix, Arizona                                  85032
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


                                 (602) 765-0500
                               -----------------
               (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31,2003.

              NUMBER OF SHARES                          CLASS
              ----------------                  -----------------------
                 7,700,000                      Common, par value $.001

                                LRNN CORPORATION

                        COMMISSION FILE NUMBER 000-31873

                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheet March 31, 2002 (Unaudited) ...............  3

        Consolidated  Statement of Operations  for the Three and Six
        Months ended March 31, 2002 and 2001 (Unaudited) ....................  4

        Consolidated  Statement  of Cash Flows for the Three and Six
        Months Ended March 31, 2002 and 2001 (Unaudited) ....................  5

        Notes to Consolidated Financial Statements ..........................  6


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......  7
              Results of Operations .........................................  7
              Financial Condition, Liquidity and Capital Resources ..........  8

     Item 3. CONTROLS AND PROCEDURES ........................................  8


PART II - OTHER INFORMATION

EXHIBITS ....................................................................  9

SIGNATURES ..................................................................  9

                        LRNN Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

     Assets
     ------
Current Assets
     Cash                                              $       50
     Accounts receivable                                    5,081
     Prepaid expenses                                      10,046
                                                     ------------
           Total current assets                            15,177

Property & equipment, net of
  accumulated depreciation                                 19,141
Course materials development cost                          44,422
Other                                                       2,470
                                                     ------------
     Total Assets                                          81,210
                                                     ------------

     Liabilities & Stockholder's Equity
     ----------------------------------
Current Liabilities
     Current portion of  long term debt                     8,591
     Notes payable                                          4,000
Accounts payable                                           43,527
     Accrued expenses                                      24,415
     Unearned tuition                                      13,594
                                                     ------------
                                                           94,127

Long term debt, net of current portion                     32,640
                                                     ------------
     Total Liabilities                                    126,767
Commitments

Stockholders' Equity (Deficit)
     Capital stock
       Common stock:  par value $.001 par value,
        25,000,000 shares authorized,
        7,700,000 issued
        and outstanding                                     7,700

     Paid in capital                                      468,552
Retained earnings (deficit)                              (521,809)
                                                     ------------
                                                          (45,557)
                                                     ------------
     Total Liabilities and  Stockholders' Deficit     $    81,210
                                                     ------------


   The accompanying notes are an integral part of these financial statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statement of Operations
           For the Three and Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                       Three Months Ended         Six Months Ended
                                            March 31                  March 31
                                   ------------------------- -------------------------
                                        2003         2002         2003         2002
                                   ------------ ------------ ------------ ------------
Revenue
     Real estate education          $    32,326  $    27,677  $    58,903  $    41,625
     Other                                1,684          693        2,859        1,593
                                   ------------ ------------ ------------ ------------
                                         34,010       28,370       61,762       43,218

Expenses
    Personnel expenses                   16,211       19,480       30,908       35,615
    Facility cost                        11,183       10,646       22,313       21,250
    Other operating cost                  6,546        8,022       12,345       14,689
    General and administrative            6,000        6,000        6,157       12,000
    Depreciation and amortization         4,820        1,298        9,640        2,597
                                   ------------ ------------ ------------ ------------
                                         44,760       45,446       81,363       86,151
                                   ------------ ------------ ------------ ------------

Income (Loss) from Operations           (10,750)     (17,076)     (19,601)     (42,933)

Other Income (Expense):
    Settlement with former officer       33,310                    33,310
    Interest expense                      (754)            -       (1,549)      (1,970)
                                   ------------ ------------ ------------ ------------
                                         32,556            -       31,761       (1,970)
                                   ------------ ------------ ------------ ------------

Net income (loss)                   $    21,806  $   (17,076) $    12,160  $   (44,903)
                                   ------------ ------------ ------------ ------------

Per share data:
Net income (loss) per share         $     (.003) $     (.002) $     (.002) $     (.006)
                                   ------------ ------------ ------------ ------------

Weighted number of shares
   outstanding                        7,700,000    7,700,000    7,700,000    7,700,000
                                   ------------ ------------ ------------ ------------

        The accompanying notes are an integral part of these statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months and Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                     Three Months Ended        Six Months Ended
                                                         March  31                 March  31
                                                ------------------------- -------------------------
                                                     2003         2002         2003        2002
                                                ------------ ------------ ------------ ------------
Cash Flows From Operating Activities
     Net income (loss)                           $    21,806  $   (17,076) $    12,160  $   (44,903)

     Adjustments to reconcile net to cash
     used by operating activities
     Depreciation                                      1,779          807        3,558        1,615
     Amortization                                      3,041          491        6,082          982

    Net increase (decrease) in current liabilities
    and (increase) decrease in accounts receivable
    prepaid expense and other assets                 (24,302)      17,782      (19,625)      48,355
                                                ------------ ------------ ------------ ------------
    Net cash provided by (used by)
      operating activities                             2,324        2,004        2,175        6,049
                                                ------------ ------------ ------------ ------------

Cash flows from investing activities:
    On-line course development costs                               (3,000)                   (6,000)
      Acquisition of equipment                           (250)          -         (250)           -
                                                ------------ ------------ ------------ ------------
Cash flows provided by (used for)
        investing activities                           ( 250)      (3,000)        (250)     ( 6,000)
                                                ------------ ------------ ------------ ------------

Cash flows from financing activities:
    Net change in long-term debt                      (2,074)           -       (4,107)           -
                                                ------------ ------------ ------------ ------------
     Net cash provided by (used by)
     financing activities                             (2,074)           -       (4,107)           -
                                                ------------ ------------ ------------ ------------

Net increase (decrease) in cash                            -         (996)      (2,182)          49
Cash Beginning of Period                                  50        1,047        2,232            2
                                                ------------ ------------ ------------ ------------
Cash, End of Period                              $        50  $        51  $        50  $        51
                                                ------------ ------------ ------------ ------------

        The accompanying notes are an integral part of these statements.

                        LRNN Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


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


NOTE 2 - Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of LRNN Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. LRNN Corporation was acquired on March 31, 2002, by its subsidiary, Renewal Education Corporation, in an exchange of stock (a reverse merger). Prior to March 31, 2002, LRNN Corporation (formerly known as GTSR Hopeful Corporation) was considered a development stage enterprise and its operations were insignificant. All comparative amounts included for periods prior to March 31, 2002, are those of Renewal Education Corporation.


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

Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

Results of Operations
---------------------

Comparison six months periods ended March 31, 2003 and 2002:

     The total revenue of $61,762 for the six months ended March 31, 2003, includes $2,859 of other income and $58,903 from the real estate education business, which increased by $17,278, in 2003. The $17,278, increase in real estate education revenue consists of the following:

                                                        Increase
                                   2003        2002    (Decrease)
                              ----------- ----------- -----------
    Tuition
        Sales Licensing        $   27,447  $   23,845  $    3,602
        Broker Licensing            1,680       1,280         400
        Renewal-Classroom          14,951      13,715       1,236
        Renewal-Online             13,940       1,560      12,380
        Other revenue                 885       1,225        (340)
                              ----------- ----------- -----------

                 Total         $   58,903  $   41,625  $   17,278
                              ----------- ----------- -----------


The $4,788 decrease in operating costs and expenses includes a $4,707 decrease in personnel expense, a $1,063 increase in facility costs and a $2,344 decrease in other operating costs. General corporate overhead decreased by $5,843. Depreciation and amortization increased by $7,043, because of the amortization of the deferred course materials development costs for the distance learning courses, which began in August 2002.


Comparison of three months periods ended March 31, 2003 and 2002:

The real estate education revenue of $32,326 for the three months ended March 31, 2003, represents an increase of $4,649, over the same period in 2002. This increase in real estate education revenue consists of the following:

                                                        Increase
                                   2003        2002    (Decrease)
                              ----------- ----------- -----------
    Tuition
        Sales Licensing        $   16,033  $   16,036  $       (3)
        Broker Licensing            1,100       1,280        (180)
        Renewal-Classroom           7,568       8,490        (922)
        Renewal-online              7,100       1,320       5,780
        Other revenue                 525         551         (26)
                              ----------- ----------- -----------

                 Total         $   32,326  $   27,677  $    4,649
                              ----------- ----------- -----------


The $686 decrease in operating costs and expenses includes a $3,269 decrease in personnel expense, a $537 increase in facility costs and a $1,476 decrease in other operating costs. General corporate overhead was unchanged. Depreciation and amortization increased by $3,522, because of the amortization of the deferred course materials development costs for the distance learning courses.

Other income and expense includes the settlement of a prior liability to a former officer during the quarter which resulted in a net credit of $33,310. Interest expense decreased by $421 for the six month period and increased by $754 for the three month period all due to changes in the Company debt.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     The working capital deficit decreased by $17,190 from September 30, 2002 to $78,950 at March 31, 2003. Current assets increased by $1,000 from September 30, 2002 to $15,177. The increase consists of a $2,182 decrease in cash, a $2,065 increase in accounts receivable, and a $1,117 increase in prepaid expenses.

     Current liabilities decreased by $16,190 from September 30, 2002 to $94,127 at March 31, 2003. The decrease consists of a $253 increase in the current portion of long term debt, a $2,081 increase in accounts payable and a $21,868 decrease in accrued expenses. Unearned tuition increased by $3,344.

     The internal sources of liquidity include the projected profitability and expansion of its adult education distance learning on-line programs and the expansion and profitability of the current resident courses.


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




                                      LRNN CORPORATION




Date: Decemver 26, 2003                  /s/ Harry V. Eastlick
                                         ---------------------------------------
                                         Harry V. Eastlick, Chairman and Chief
                                         Executive Officer

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

December 26, 2003



/s/ Harry V. Eastlick
------------------------------------------
Harry V. Eastlick, Chairman, President and
Chief Executive Officer

                                   EXHIBIT 32
                                   ----------
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LRNN Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry V. Eastlick, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  December 26, 2003                             /s/ Harry V. Eastlick
                                                     ---------------------------
                                                     By:  Harry V. Eastlick,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer