Form 10QSB
period 2003-06-30
LRNN CORP
filed 2003-12-30
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For quarter ended June 30, 2003         Commission file number 000-31873
   ---------------------------------       ----------------------------------

                                LRNN CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Nevada                                             86-0996897
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER I.D. NUMBER
INCORPORATION OR ORGANIZATION)



 3121 E. Greenway Rd., Phoenix, Arizona                                  85032
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2003.

              NUMBER OF SHARES                          CLASS
              ----------------                  -----------------------
                 7,700,000                      Common, par value $.001

                                LRNN CORPORATION
                        COMMISSION FILE NUMBER 000-31873
                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS

        Consolidated Balance Sheet June 30, 2003 (Unaudited) ................  3


        Consolidated  Statement of Operations for the Three and Nine
        Months ended June 30, 2003 and 2002 (Unaudited) .....................  4


        Consolidated  Statement of Cash Flows for the Three and Nine
        Months Ended June 30, 2003 and 2002 (Unaudited) .....................  5

        Notes to Consolidated Financial Statements  .........................  6


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......  7
        Results of Operations ...............................................  7
        Financial Condition, Liquidity and Capital Resources ................  7

     Item 3. CONTROLS AND PROCEDURES ........................................  8


PART II - OTHER INFORMATION

EXHIBITS ....................................................................  9

SIGNATURES ..................................................................  9

                        LRNN Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

     Assets
     ------
Current Assets
     Cash                                            $      1,430
     Accounts receivable                                    6,085
     Prepaid expenses                                      10,776
                                                    -------------
           Total current assets                            18,291

Property & equipment, net of
  accumulated depreciation                                 17,762
Course  materials                                          43,434
Other                                                       2,469
                                                    -------------

     Total Assets                                          81,956
                                                    -------------

     Liabilities & Stockholder's Equity
     ----------------------------------
Current Liabilities
     Current portion of long term debt                      8,828
     Notes payable                                          4,000
Accounts payable                                           41,084
     Accrued expenses                                      30,784
     Unearned  tuition                                     13,243
                                                    -------------
                                                           97,939

Long term debt, net of current portion                     30,411
                                                    -------------

     Total liabilities                                    128,350


Stockholders' Equity (Deficit)
     Capital stock
       Common stock:  par value $.001 par value,
        25,000,000 shares authorized,
        7,700,000 issued
        and outstanding                                     7,700
     Paid in capital                                      468,552
Retained earnings (deficit)                              (522,646)
                                                    -------------
                                                          (46,394)
                                                     $     81,956


   The accompanying notes are an integral part of these financial statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statement of Operations
           For the Three and Nine Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                       Three Months Ended       Nine Months Ended
                                            June 30                   June 30
                                   ------------------------- -------------------------
                                         2003         2002         2003         2002
                                   ------------ ------------ ------------ ------------
Revenue
    Real estate education           $    40,522  $    27,867  $    99,425  $    69,492
    Other                                 5,347        3,050        8,206        4,643
                                   ------------ ------------ ------------ ------------
                                         45,869       30,917      107,631       74,135


Expenses
    Personnel expenses                   15,207       19,674       46,115       55,289
    Facility cost                        11,197       10,587       33,510       31,831
    Other operating cost                  9,098        8,107       21,443       22,801
    General and administrative            5,548       12,243       11,705       24,243
    Depreciation and amortization         4,820        1,298       14,460        3,896
                                   ------------ ------------ ------------ ------------
                                         45,870       51,909      127,233      138,060
                                   ------------ ------------ ------------ ------------

Income (Loss) from Operations                (1)     (20,992)     (19,602)     (63,925)

Other Income (Expense):
    Settlement with former officer                                 33,310
    Interest expense                       (836)        (831)      (2,385)      (2,801)
                                   ------------ ------------ ------------ ------------
                                           (836)        (831)      30,925       (2,801)
                                   ------------ ------------ ------------ ------------


Net income (loss)                   $      (837) $   (21,823) $    11,323  $   (66,726)
                                   ------------ ------------ ------------ ------------

Per share data:
Net income (loss) per share         $         -  $     (.003) $      .001  $     (.009)
                                   ------------ ------------ ------------ ------------

Weighted number of shares
   outstanding                        7,700,000    7,700,000    7,700,000    7,700,000
                                   ------------ ------------ ------------ ------------

   The accompanying notes are an integral part of these financial statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months and Nine Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                    Three Months Ended        Nine Months Ended
                                                         June  30                  June 30
                                                ------------------------- -------------------------
                                                      2003         2002         2003        2002
                                                ------------ ------------ ------------ ------------
Cash Flows From Operating Activities
     Net income (loss)                           $      (837) $   (21,823) $    11,323  $   (66,726)

     Adjustments to reconcile net to cash
     used by operating activities
     Depreciation                                      1,779          808        5,337        2,422
     Amortization                                      3,041          491        9,123        1,474

    Net increase (decrease) in current liabilities
    and (increase) decrease in accounts receivable
    prepaid expense and other assets                   1,842       10,762      (17,783)      59,117
                                                ------------ ------------ ------------ ------------
    Net cash provided by (used by)
      operating activities                             5,825       (9,762)       8,000       (3,713)
                                                ------------ ------------ ------------ ------------

Cash flows from investing activities
     Equipment acquisitions                             (400)        (500)        (650)        (500)
     Online course development costs                  (2,053)      (8,037)      (2,053)     (14,037)
                                                ------------ ------------ ------------ ------------


Net cash provided by (used by)
     investing activities                             (2,453)      (8,537)      (2,703)    ( 14,537)
                                                ------------ ------------ ------------ ------------

Cash flows from financing activities
     Proceeds from sale of Warrants                                15,000                    15,000
     Net change in long term debt                     (1,992)       4,980       (6,099)       4,980
                                                ------------ ------------ ------------ ------------

     Net cash provided by (used by)
     financing activities                             (1,992)      19,980       (6,099)      19,980
                                                ------------ ------------ ------------ ------------

Net increase (decrease) in cash                        1,380        1,681         (802)       1,730
  Cash Beginning of Period                                50           51        2,232            2
                                                ------------ ------------ ------------ ------------
Cash, End of Period                              $     1,430  $     1,732  $     1,430  $     1,732
                                                ------------ ------------ ------------ ------------

    The accompanying notes are an integral part of these financial statement

                                LRNN Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended September 30, 2002.


NOTE 2 - Principles  of Consolidation

The consolidated financial statements include the accounts of LRNN Corporation and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. LRNN Corporation was acquired on March 31, 2002, by its subsidiary, Renewal Education Corporation, in an exchange of stock (a reverse merger). Prior to March 31, 2002, LRNN Corporation (formerly known as GTSR Hopeful Corporation) was considered a development stage enterprise and its operations were insignificant. All comparative amounts included for periods prior to March 31, 2002, are those of Renewal Education Corporation.


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

Item 2. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------

Results of Operations
---------------------

Comparison of nine months periods ended June 30, 2003 and 2002:

The total revenue of $107,631 for the nine months ended June 30, 2003, includes $8,206, of other income and $99,425, from the real estate education business, which increased by $29,933 in 2003. The $29,933 increase in real estate education revenue consists of the following:

                                                        Increase
                                   2003        2002    (Decrease)
                              ----------- ----------- -----------

    Tuition
        Sales Licensing        $   45,367  $   35,302   $  10,065
        Broker Licensing            2,777       2,436         341
        Renewal-Classroom          20,456      24,600      (4,144)
        Renewal-Online             26,120       3,460      22,660
        Seminars and Exams          4,705       3,694       1,011
                              ----------- ----------- -----------

                 Total         $   99,425  $   69,492  $   29,933
                              ----------- ----------- -----------

The $10,827 decrease in operating costs and expenses includes a $9,174 decrease in personnel expense, a $1,679 increase in facility costs, a $1,358 decrease in other operating costs. General and administrative expenses decreased by $12,538 due to reduced corporate overhead. Depreciation and amortization increased by $10,564, due to the initiation of amortization of the deferred course materials development costs for the distance learning courses, which began in August 2002.

Other income for the nine months ended June 30, 2003, includes $33,310 from the settlement of a dispute with a former officer and instructor for the Company. Interest expense decreased by $416 for the nine months ended June 30, 2003.


Comparison of three months periods ended June 30, 2003 and 2002:

The total revenue of $45,869 for the three months ended June 30, 2003 includes $5,347, of other revenue which is primarily from marketing fees and rental of excess classroom facilities. The revenue from the real estate education business, $40,522, increased by $12,655 in 2003. The $12,655 increase in real estate education revenue consists of the following:

                                                        Increase
                                   2003        2002    (Decrease)
                              ----------- ----------- -----------
    Tuition
        Sales Licensing        $   17,920  $   11,457  $    6,463
        Broker Licensing            1,097       1,156         (59)
        Renewal-Classroom           7,875      10,885      (3,010)
        Renewal-online             12,180       1,900      10,280
        Other revenue               1,450       2,469      (1,019)
                              ----------- ----------- -----------

                 Total         $   40,522  $   27,867  $   12,655
                              ----------- ----------- -----------

The $6,039 decrease in operating costs and expenses includes a $4,467 decrease in personnel expense, a $610 increase in facility costs and a $991 increase in other operating costs. General administrative expenses decreased by $6,695 due to the reduced corporate overhead. Depreciation and amortization increased by $3,522 because of the amortization of the deferred course materials development costs.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     The working capital deficit decreased by $16,942 from September 30, 2002 to $79,648 at June 30, 2003. Current assets increased by $4,114 from September 30, 2002 to $18,291. The increase consists of a $802 decrease in cash, a $3,069 increase in accounts receivable, and a $1,847 increase in prepaid expenses.

     Current liabilities decreased by $12,378 from September 30, 2002 to $97,939 at June 30, 2003. The decrease consists of a $490 increase in the current portion of long term debt, a $362 decrease in accounts payable and a $15,499 decrease in accrued expenses. Unearned tuition increased by $2,993.

     The internal sources of liquidity include the projected profitability and expansion of its adult education distance learning on line programs and the expansion and profitability of the current resident courses.


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


                                      LRNN CORPORATION




Date: December 26, 2003                    /s/  Harry V. Eastlick
                                           -------------------------------------
                                           Harry V. Eastlick, Chairman and Chief
                                           Executive Officer

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

December 26, 2003



/s/ Harry V. Eastlick
------------------------------------------
Harry V. Eastlick, Chairman, President and
Chief Executive Officer

                                   EXHIBIT 32
                                   ----------
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LRNN Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry V. Eastlick, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  December 26, 2003                            /s/ Harry V. Eastlick
                                                    ----------------------------
                                                    By:  Harry V. Eastlick,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer