Form 10KSB
period 2003-09-30
LRNN CORP
filed 2003-12-30
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
                        COMMISSION FILE NUMBER 000-31873

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


                                 (602) 765-0500
                         -----------------------------
                         REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE:

                                      NONE
--------------------------------------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                  COMMON STOCK
--------------------------------------------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act for 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X   NO
   ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. x

     Revenues for the year ended September 30, 2003 were $154,114.

     As of September 30, 2003, no market existed for the registrant's common stock.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of September 30, 2003, there were 8,350,000 shares of the registrant's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

ITEM                           TABLE OF CONTENTS                           Page

PART I
   Item 1.  Business .......................................................  3
      Introduction .........................................................  3
      Concept ..............................................................  3
      Market ...............................................................  4
      Strategy .............................................................  4
      Course Materials and Faculty .........................................  5
      Computer Learning Center .............................................  5
      E-learning Technology ................................................  5
      Competition ..........................................................  5
      Employees ............................................................  6
   Item 2. Properties ......................................................  6
   Item 3. Legal Proceedings ...............................................  6
   Item 4. Submission of Matters to a Vote of Security Holders .............  6

PART II
   Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................  7
      Dividend Policy ......................................................  7
   Item 6. Management's Discussion and Analysis of Financial Condition .....  7
      Results of Operations ................................................  7
      Financial Condition, Liquidity and Capital Resources .................  8
   Item 7. Financial Statements ............................................  9
   Item 8. Changes  in and  Disagreements  with  Accountants  on
           Accounting  and  Financial Disclosure ........................... 19
      Controls and Procedures .............................................. 19

PART III

    Item 9. Directors,  Executive  Officers,  Promoters  and Control
            Persons; Compliance with Section 16(a) of the Exchange Act ..... 21
    Item 10. Executive Compensation ........................................ 22
      Summary Compensation Table ........................................... 22
   Item 11. Security Ownership of Certain Beneficial Owners and Management . 22
   Item 12. Certain Relationships and Related Transactions ................. 23
   Item 14. Exhibits and Reports on Form 8-K ............................... 23
  SIGNATURES ............................................................... 23

Item 1. Business
        --------

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

     In 2003, the State of Arizona required the following real estate training:

                                            Courses and Hours
                                            ------------------------------------
Real Estate Salesperson License             Principles of Real Estate - 90 hours

Real Estate Brokers License                 Principles of Real Estate - 90 hours

Renewal of Licenses                         Various courses approved by the
                                            Real Estate Department are
                                            generally 3 to 6 hours in length.
                                            Total of 24 hours must be completed
                                            every two years.

     In 1999, The Arizona Department of Real Estate established policies and procedures for "out of the classroom" or "distance" learning for license renewal classes. ReNewal has developed a system for the presentation of these continuing education courses over the Internet. In that regard, ReNewal and Arizona State University have entered a partnership agreement for the presentation of real estate license continuing education courses utilizing the university's distance learning technology and ReNewal's web site.

     During the two years ended September 30, 2003, student enrollments and tuition revenues were as follows:

                                                           Average
                            Students       Revenue         Tuition
            Licensing       --------      --------        --------
              2003               222      $ 68,504      $   308.58
              2002               180      $ 50,234      $   279.08


            Renewal
              2003             3,590     $  61,681      $    17.18
              2002             2,455     $  36,386      $    14.82

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

     ReNewal  currently   produces  and  presents  courses  at  its  campus  for
individuals seeking to acquire or renew a real estate license. Until the approval of distance learning, the market was limited to real estate licensees or candidates who worked or lived near the school campus.

     During 2001, ReNewal obtained approval of several three hour E-learning continuing education courses from the Arizona Department of Real Estate (ADRE). Presentation of these courses started in October 2001 in conjunction with the Arizona State University registration system and distance learning facility. The potential students for these E-learning courses will be all Arizona real estate licensees who approximate 50,000. Each licensee is required to complete 24 hours of approved continuing education every two years. The requirements are three hours of each of the following: Real Estate Legal Issues; Contract Law; Commissioner's Standards; Fair Housing; Agency Law; and Disclosure. Six hours of General or other courses is also required.

     ReNewal has set the tuition at $25 for each three hour E-learning real estate continuing education course. At September 30, 2003, ReNewal offered eight of these courses on its web site, while two additional courses were currently being developed.

     Since the E-learning market is not limited by campus location the Company intends to obtain approval for presentation of its E-learning programs from appropriate authorities in other states. This geographical expansion is expected to begin in the year ended September 30, 2004. Over 30 states have approved real estate continuing education that is presented using E-learning technology, including the neighboring states of California, New Mexico and Nevada whose real estate licensees would increase the potential market by approximately 350,000. The Company may also develop and offer E-learning courses for other professions such as accounting, education, insurance and legal.

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

A prospective E-learning student links directly to the Arizona State University enrollment system and registers on-line. Upon registration the student receives a password that allows the student to complete the program on-line within a set period of time.

     The marketing program for renewal courses (continuing education) will be coordinated with the Company's E-learning partner, Arizona State University. ASU will assist in completing some of the direct mail program in addition to a comprehensive public relations campaign.

     A similar strategy will be followed as E-learning programs are introduced to other states.

Course Materials and Faculty

     ReNewal has developed its own textbook and course materials for the required 90 hour pre-licensing and broker licensing courses. The materials and textbooks are periodically revised by the faculty and staff. ReNewal has approximately 30 of the three hour continuing education courses that have been approved by the Arizona Department of Real Estate. Revisions and updating of the continuing education courses, as well as development of new courses are also completed by the faculty and staff.

     The Director of Education for ReNewal is responsible for the development and upkeep of all course materials. ReNewal currently has approximately 20 members of its faculty. All faculty members are approved as instructors by the Arizona Department of Real Estate.

Computer Learning Center

     The Company is installing 30 student computers in its classrooms at the ReNewal campus with the intention of using computer technology in the presentation of its licensing programs. The implementation of the computerized system as an aid in the presentation of the licensing programs will enhance the quality of the course presentation and provide scheduling flexibility that should increase enrollments. The computer learning center is expected to give ReNewal a competitive edge over other local real estate schools.

     The Company has licensed course development software that facilitates the conversion of the course material for presentation in the computer learning center. The conversion of the Sales and Broker Licensing 90 hour courses is currently in process. The use of the computer learning center for presentation of licensing courses requires the approval of the Arizona Department of Real Estate. The request for approval will be filed in December 2003 and approval is expected to be received in order to allow utilization of the computer system by February 2004.

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

Competition

     At September 30, 2003, there were approximately five proprietary schools for real estate training in the Phoenix metropolitan area that offered both license and license renewal education. The Company believes that another metropolitan Phoenix based school has the largest market share in Arizona, although the Company does not know its total market share. While small schools will continue to be formed, management believes the trend will be toward larger schools, providing high quality instruction and a variety of programs.

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

     At September 30, 2003, there were no material legal proceedings.

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


Item 6. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------

Results of Operations

Comparison 2003 to 2002

     Total consolidated revenues for 2003 and 2002 were $154,114 and $100,757, respectively, reflecting an overall increase of 53%. Revenues from the real estate education operations were $136,270, in 2003, and $91,246, in 2002, a 49% increase. These education revenues represent 88% and 91% of total consolidated revenues for 2003 and 2002, respectively.

     Other consolidated revenues, $15,544 in 2003 and $9,511 in 2002, include miscellaneous rents and marketing revenues.

     Other income and expense for 2003, includes the settlement with a former officer of the company totaling $33,310.

     Effective March 31, 2002, the Company acquired all of the outstanding shares of ReNewal Education Corporation for 7,300,000 shares of the Company's common stock, which was distributed to the stockholders of the former owner of Renewal Education Corporation as a tax free spin-off. Prior to March 2002, LRNN Corporation was not engaged in any operations other than organizational matters. Its primary activities involved seeking qualified merger or acquisition candidates. For accounting purposes the historical transactions of Renewal Education Corporation replace those of the Company for presentation of results of operations and cash flows. Tuition revenues for Renewal Education Corporation increased by $45,024 in 2003 and $17,236 in 2002, as the result of an increase in the number of registrants and an overall increase in attendance. The following table shows the various components of this increase:

                                                             Increase
                                        2003         2002   (Decrease)
                                        ----         ----   ----------
    Tuition
        Sales Licensing             $ 65,727     $ 45,904     $ 19,823
        Broker Licensing               2,777        4,330       (1,553)
        Renewal-Classroom             27,281       30,426       (3,145)
        Renewal-Online                34,400        5,960       28,440
        Other Revenue                  6,085        4,626        1,459
                                  ----------   ----------   ----------
                  Total            $ 136,270     $ 91,246     $ 45,024
                                  ==========   ==========   ==========

     Consolidated operating costs and expenses decreased by $13,565 in 2003, due primarily to the reduction in the management fees charged by the former parent of Renewal Education Corporation plus reduced corporate overhead. Teaching fees decreased by $850.

The ratio of teaching fees to tuition revenue, has decreased to 39% in 2003, from 59% in 2002. This increase in efficiency is due to the increased use of the online renewal courses. Depreciation and amortization increased by $8,890 in 2003, and $5,941, in 2002, because of the initialization of amortization of course material development costs as more courses are added to the distance learning program. The various components of operating costs and expenses were as follows:

Results of Operations - continued
                                                             Increase
                                           2003      2002   (Decrease)
                                           ----      ----  ----------

    Operating Costs and Expenses
        Cost of sales--bookstore      $   1,212  $           $   1,212
        Teaching fees                    53,110    53,960         (850)
        Classroom expense                45,522    43,561        1,961
        School operating expense         47,088    45,334        1,754
        General & Administrative         10,931    31,463      (20,532)
        Management fee                        -     6,000       (6,000)
        Depreciation & Amortization      20,026    11,136        8,890
                                      --------- --------- ------------
                                      $ 177,889 $ 191,454    $ (13,565)

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     The working capital deficit declined by $53,884 to $42,256 at September 30, 2003. Current assets increased $7,389, while current liabilities decreased $46,495.

     The increase in current assets reflects the $13,064 increase in cash, offset by the decrease in prepaid expenses of $8,131. Accounts receivable and inventories increased $1,820 and $636, respectively. The decrease in current liabilities consists of a $2,324 increase in the current portion of long-term debt, repayment of $4,000 of notes payable, a $16,205 decrease in accounts payable, a $31,738 decrease in accrued expenses. Unearned tuition increased by $3,124.

Deferred course materials development costs increased by $1,089, due to $13,999 of payments for the development of the distance learning renewal courses offset by amortization of $12,910 for the year ended September 30, 2003.

     During 2003, long-term debt decreased by $2,352. New debt from the settlement with a former officer of Renewal Education Corporation totaling $9,301, was offset by repayments of $11,653. During the year ended September 30, 2002, long-term debt of Renewal Education Corporation amounting to $448,852 was contributed to capital by its former parent company and the Company's major stockholder.

     During the year ended September 30, 2003, paid-in capital increased $44,350, as a result of the shares issued in payment of debt and the sale of common stock. Paid-in capital increased $473,252 during the period ended September 30, 2002, as a result of the conversion of long-debt, described above, and the sale of a warrant to purchase common stock.

     Internal sources of liquidity include the continued profitability and expansion of the continuing education distance learning on-line programs and the expansion and profitability of its current resident courses as well.

Item 7. Financial Statements
        --------------------
                                      INDEX
                                                                           Page

Report of Independent Certified Public Accountant .......................... 10

Balance sheet as of September 30, 2003 ..................................... 11

Statement of operations for the years ended September 30,
2003 and 2002 .............................................................. 12

Statement of stockholders' equity for the years ended
September 30, 2003 and 2002 ................................................ 13

Statement of cash flows for the years ended September 30,
2003 and 2002 .............................................................. 14

Notes to the Consolidated Financial Statements ......................   15 to 20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Board of Directors of LRNN Corporation:

We have audited the accompanying consolidated balance sheet of LRNN Corporation as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LRNN Corporation as of September 30, 2003, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted United States of America.



/s/ EPSTEIN, WEBER & CONOVER, P.L.C.
------------------------------------
Scottsdale, Arizona
December 23, 2003

                        LRNN CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheet
                               September 30, 2003

                                     Assets

                                                                2003
Current assets                                           -----------
  Cash                                                    $   15,296
  Accounts receivable                                          4,836
  Inventories                                                    636
  Prepaid expenses                                               798
                                                         -----------
        Total current assets                                  21,566

Property and equipment, net of
  accumulated depreciation of
  $ 25,531                                                    16,279
Course materials development cost, net of
  accumulated amortization of $32,606                         51,592
Other                                                          2,470
                                                         -----------

     Total assets                                         $   91,907
                                                         ===========


                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Current portion of long term debt                       $   10,662
  Accounts payable                                            25,241
  Accrued expenses                                            14,545
  Unearned tuition                                            13,374
                                                         -----------
       Total current liabilities                              63,822
Long term debt, net of
  current portion                                             34,648

Commitments

Stockholders' equity
    Common Stock, $.001 par value,
     25,000,000 shares authorized, 8,350,000
     shares issued and outstanding                             8,350
 Additional paid-in-capital                                  512,902
 Accumulated (deficit)                                      (527,815)
                                                         -----------
                                                              (6,563)
     Total liabilities and
        stockholders' equity                              $   91,907
                                                         ===========


   The accompanying notes are an integral part of these financial statements.

                        LRNN CORPORATION AND SUBSIDIARIES

                      Consolidated Statement of Operations
                               For the Years Ended
                           September 30, 2003 and 2002


                                                     2003       2002
                                               ---------- ----------
Revenue
  Real estate education                        $  136,270  $  91,246
  Bookstore sales                                   2,300          -
  Other                                            15,544      9,511
                                               ---------- ----------
        Total revenue                             154,114    100,757

Operating costs and expenses
  Cost of bookstore sales                           1,212          -
  Personnel expenses                               69,958     68,287
  Facility cost                                    45,522     43,561
  Other operating costs                            30,240     31,007
  General and administrative                       10,931     37,463
  Depreciation and amortization                    20,026     11,136
                                               ---------- ----------
                                                  177,889    191,454



     Income (Loss) from operations                (23,775)   (90,697)

Other Income (Expense):
  Settlement with former officer                  33,310          -
  Settlement of accounts payable                       -       5,043
  Interest expense                                (3,382)     (3,632)
                                               ---------- ----------
                                                   29,928      1,411
                                               ---------- ----------

Provision for income tax
  expense (benefit)                                     -          -
                                               ---------- ----------


        Net income (loss)                       $   6,153  $ (89,286)
                                               ========== ==========



Net income (loss) per share                     $       -  $    (.01)
                                               ========== ==========

Weighted average number of common
   shares outstanding during the year           7,703,151  7,700,000
                                               ---------- ----------

   The accompanying notes are an integral part of these financial statements.

                        LRNN CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)
                               For the Years Ended
                           September 30, 2003 and 2002

                                              Common Stock       Additional
                                     ---------------------------    Paid-in     Retained
                                           Number                   Capital     Earnings
                                        of Shares       Amount     (Deficit)    (Deficit)
                                     ------------ ------------ ------------ ------------
Balance, September 30, 2001             1,000,000  $     1,000  $         -  $  (444,683)

Year Ended September 30, 2002

Reduction of shares outstanding
    due to 2 for 5 reverse stock
    split, March 19, 2002                (600,000)       ( 600)

Shares issued in acquisition of
    Renewal Education Corporation
    on March 20, 2002                   7,300,000        7,300       (4,700)

Additional paid-in capital from
    cancellation of debt  owed by
    Renewal Education Corporation
    at date of acquisition                                          458,252

Additional paid-in capital from the
    sale of warrants                                                 15,000


Net loss for the year                           -                         -      (89,286)
                                     ------------ ------------ ------------ ------------
Balance September 30, 2002              7,700,000  $     7,700  $   468,552  $  (533,969)

Year ended September 30, 2003

Shares issued in payment of notes
    and accrued expenses                  250,000          250       24,750

Shares issued for cash                    400,000          400       19,600

Net income for the year                                                            6,153
                                     ------------ ------------ ------------ ------------
Balance September 30, 2003              8,350,000  $     8,350  $   512,902  $  (527,815)

   The accompanying notes are an integral part of these financial statements.

                        LRNN CORPORATION AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                               For the Years Ended
                           September 30, 2003 and 2002


                                                           2003         2002
                                                   ------------ ------------

Cash and cash equivalents provided by
(used for) operations:
    Net income, (loss)                              $     6,153   $  (89,286)
      Depreciation                                        7,116        3,229
      Amortization                                       12,910        7,906
                                                   ------------ ------------
        Cash and cash equivalents provided by
               (used for) operations                     26,179      (78,151)

    Operating Activities
               Accounts receivable                       (1,819)      (1,113)
               Inventories                                 (636)
               Prepaid expenses                             631       (1,117)
               Advances by former parent                      -       30,923
               Other assets                                   -          398
               Notes payable                                  -        4,000
               Accounts payable                         (11,355)      11,164
               Accrued expenses                         (16,739)      30,548
               Unearned tuition                           3,124        3,250
                                                   ------------ ------------
Net cash provided by (used for)
  operating activities                                    (615)        2,128
                                                   ------------ ------------


Cash flows from (used for) investing activities:
  Development of course materials                       ( 6,498)     (17,036)
  Additions to property and equipment                      (945)      (1,500)
                                                   ------------ ------------

Net cash (used in) investing activities                 ( 7,443)    ( 18,536)
                                                   ------------ ------------

Cash flows from financing activities
   Net changes in long-term debt                        (    28)       3,638
   Proceeds from sale of warrants                             -       15,000
   Proceeds from sale of shares                          20,000            -
                                                   ------------ ------------

   Net cash provided by financing activities             19,972       18,638
                                                   ------------ ------------

Net increase in cash and cash
  equivalents                                            13,064        2,230
Cash, beginning of year                                   2,232            2
                                                   ------------ ------------
Cash, end of year                                   $    15,296  $     2,232
                                                   ============ ============

   The accompanying notes are an integral part of these financial statements.

                        LRNN CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - The Company and its Significant Accounting Policies
------------------------------------------------------------

Business
--------

The Company, operating solely in Arizona, provides real estate educational services through its wholly owned subsidiary ReNewal Education Corporation formerly known as Western College, Inc. and Ford Schools, Inc., a non-operating subsidiary of Renewal Education Corporation. The services provided by the Company at its primary campus in Phoenix, Arizona, are for the pre-licensure qualification of real estate sales agents and brokers. Continuing education courses for license renewal are available on campus and through the internet via an arrangement between the Company and Arizona State University. The Company is also engaged in the sale of textbooks, examination preparation courses, other course materials and snacks.

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

Recognition of revenue
----------------------

Real estate education services tuition fees are generally paid in advance and recorded as unearned tuition. Tuition revenue is recognized when students attend classes or when the one year period they are allowed to attend classes expires. Accounts receivable balances of $2,101, represent the amount of unpaid tuition at September 30, 2003. Revenue from Bookstore sales is recognized at the point of sale.

Income taxes
------------

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. (See Note 3).

Property and equipment
----------------------

Property and equipment are recorded at cost. Office furniture and equipment is depreciated using the straight line method over their estimated useful lives of five years. Leasehold improvements are depreciated over the term of the lease.

Allowance for doubtful accounts
-------------------------------

In management's judgement, an allowance for doubtful accounts is not required to absorb any probable losses on existing accounts receivable that may become uncollectible.

Impairment of long-lived assets
-------------------------------

The Company requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and industry conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value (determined by an analysis of discounted future cash flows) of the assets. Assets to be disposed of are reported at the lower of the carrying amount or net realizable value.

Course materials development costs
----------------------------------

Course materials development costs represent the initial development cost of the textbook, Principles of Real Estate, and expenditures for the development of the Company's on-line training courses, a computer learning facility and home inspection course. The textbook is updated annually and the annual costs are expensed as incurred. The Company is amortizing the initial cost over a ten year period. The Company's on-line training courses are continuing education type courses for real estate licensees. They are offered on-line through the Renewal Education Corporation web site, in conjunction with Arizona State University. Currently, there are eight different renewal courses being offered on the web site and two others being developed. The development cost of these courses is amortized on a straight-line basis over five years once they are placed in service. The computer learning facility and home inspection course are in the development stage; amortization will begin when they are placed in service.

Earnings per share
------------------

Basic earnings per share amounts are based upon the weighted average number of shares outstanding during the year. Diluted earnings per share for the outstanding warrants is not presented, since the market price of the common stock obtainable does not exceed the exercise price of the warrants.

Management's use of estimates
-----------------------------

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts and disclosures.

Actual results could differ from those estimates. Estimates are used when accounting for certain items such as depreciation and amortization, asset impairment, non-monetary transactions, acquisition related assets and liabilities, income taxes and contingencies.

Reclassification
----------------

Certain items included in the prior year's financial statements have been reclassified to conform to the current year financial statement classification.


Note 2 - Acquisition of Renewal Education Corporation
-----------------------------------------------------

LRNN Corporation, a Nevada corporation, was formed on April 29, 1996 and was a development stage enterprise until March 31, 2002, when the Company acquired Renewal Education Corporation.

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


Note 3 - Income taxes
---------------------

At September 30, 2003, the companies had the following net operating loss carryovers for income tax purposes:


                         Renewal Education Corporation

                            Taxable      Year of          Net
                              Year    Expiration  Operating Loss
                        ------------ ------------ --------------
                                1997         2017        646,090
                                1999         2019        235,215
                                2000         2020        122,643
                                2001         2021         61,253

                             LRNN Corporation

                                2002         2022            991

The income tax effect of the net operating loss carryforwards give rise to a deferred income tax asset as follows:

                                             2003           2002
                                     ------------ --------------
Net operating loss carryforwards      $ 1,066,000    $ 1,065,000
                                     ------------ --------------

Gross deferred tax assets                 437,000        436,500
Deferred tax asset valuation allowance    437,000        436,500
                                     ------------ --------------

          Net deferred tax asset      $         -  $           -
                                     ------------ --------------


The gross deferred tax asset is reduced by a valuation allowance based on management's estimate of the probability that the tax benefits will not be realized. No decrease in the valuation allowance was reflected during the years ended September 30, 2003 and 2002.


Note 4 - Long term debt
-----------------------

At September 30, 2003, long term debt consists of the following:
                                                                           2003
6% note payable to the Company's major                          ---------------
  stockholder due in monthly installments
  of $903, of principal and interest                               $    37,000

Settlement agreement with former officer,
  due in monthly installments of $200,
  interest has been imputed at 8%.                                        8,310
                                                                ---------------
                                                                         45,310

Less current portion                                                     10,662
                                                                ---------------

                                                                   $     34,648
                                                                ---------------

Note 5 - Amounts due stockholders
---------------------------------

Prior to acquisition in March 2002, Renewal Education Corporation owed its former stockholder $458,252, for accrued management and teaching fees. This amount was contributed to capital through a forgiveness of debt prior to acquisition.


Note 6 - Commitments and contingencies
--------------------------------------

Renewal Education Corporation leases its classroom facilities, which include an office facility, pursuant to a long term lease, expiring on July 31, 2004, with monthly rent of $2,598.

Minimum lease payments on long term operating leases are as follows:

                2004        $ 25,980

In addition the lease requires payment of a monthly common area fee which currently approximates $600.

Rent expense under operating leases totaled $39,949 and $38,154 for the years ended September 30, 2003 and 2002, respectively.

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

In March 2002, the Company issued 7,300,000 shares for the purchase of Renewal Education Corporation, a subsidiary of NeoVision Corporation. Subsequently, these shares were distributed to the shareholders of NeoVision Corporation through a tax-free spin off.

In June 2002, the Company sold a warrant for $15,000, granting the purchasor the right to buy 37,500 shares of the Company's common stock, par value $.001, at a price of $.10 per share at any time prior to December 31, 2003. As of December 26, 2003, the warrant had not been exercised.

In September 2003, the Company's majority stockholder received 250,000 shares of the Company's common stock in exchange for the assumption and cancellation of certain liabilities of the Company aggregating $25,000. Additionally, he was issued 400,000 shares for $20,000, cash.


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


Note 9 - Supplemental cash flow information
-------------------------------------------

The Company paid $2,903 and $ 463, in cash for interest for the two years ended September 30, 2003 and 2002, respectively.

During the year ended September 30, 2003, the Company issued 250,000 shares of its $.001 par value common stock to the Company's chief executive officer and majority shareholder, in exchange for the forgiveness of accrued compensation due to that individual ($15,000) and the assumption of liability for certain notes payable, accrued interest and accounts payable ($10,000), on behalf of the Company by that individual.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------
          None


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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
        ------------------------------------------------------------------------

         The following table sets forth certain information regarding the Company's directors and executive officers as of September 30, 2003.

NAME                     AGE      POSITIONS                    SERVED SINCE
----                     ---      ---------                    ------------

Harry V. Eastlick         64      President, Chief             March 20, 2002
                                  Executive Officer
                                  and Director

Donald E. Cline           77      Secretary                    March 20, 2002
                                  and Director

John P. Benson            65      Director                     March 20, 2002


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

Compliance with Section 16(a) of the Exchange Act.

     None of the foregoing members of the Board of Directors have filed any of the required Section16(a) forms during the fiscal year ended September 30, 2003, and have not provided the Company with a written representation that no such forms were required.

Item 10. EXECUTIVE COMPENSATION
         ----------------------

Summary Compensation Table

         Summary compensation information for Mr. Harry V. Eastlick, the Company's Chief Executive Officer for the year ended September 30, 2003 (the only "named executive Officer" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1), is as follows:

                           Summary Compensation Table
                               Annual Compensation

         Name and Principle                    Fiscal             Total
                Position                         Year          Compensation
---------------------------------------------------------------------------
Harry V. Eastlick, Chairman of                   2003             $   6,000
the Board of Directors, President                2002                 9,000
and Chief Executive Officer

The directors received no compensation for services during the year ended September 30, 2003.

Employment Contracts:

     There are currently no employment contracts, severance or change in control agreements with any of the named executive officers of the Company.

ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

     During the year ended  September 30, 2003,  the Board of Directors met nine
(9) times and all directors were present for each meeting.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 5, 2003, held by each director and executive officer of the Company, all directors and executive officers as a group, and persons known by the Company to hold more than 5% of the Company's Common Stock.
                                                     Amount of
                                                  Common Stock
Name of Beneficial Owner                    Beneficially Owned      Percent
------------------------                    ------------------      -------
Directors and Officers:

   Harry V. Eastlick                                 3,981,417           48
   John P. Benson                                       27,600            *
   Donald E. Cline                                     240,000            3

   Directors and Executive Officers
   as a group                                        4,249,017           51

Owner of 5% or more
-------------------
    Philip M. Young                                    722,000            9

 * Less than 1%.

Item 11. Security Ownership of Certain Beneficial Owners and Management - continued

     All of the officers and directors of the Company can be reached at the corporate office of LRNN Corporation, 3121 East Greenway Road, Suite 201, Phoenix, Arizona 85032.


Changes in Control:

             None

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         None


Item 14. Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          (2.1)Exchange  agreement  dated  March 19,  2002,  between  Neo Vision
               Corporation and GTSR Hopefull Corporation.*
          (3)(i) Articles of Incorporation and Amendments** (3)(ii) By-laws **
          21.  Subsidiaries of the Registrant
          31.  Certification
          32.  Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2003.


          *    Incorporated by reference to Form 8-K filed on April 9, 2002.
          ** Incorporated by reference to registrant's Registration Statement on Form 10-SB filed in January 2001 and the registrant's filing on Form 10-QSB for March 31, 2002


                                SIGNATURES UPDATE

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LRNN CORPORATION


Date: December 29, 2003               By:  s/ Harry V. Eastlick
                                        ----------------------------------------
                                              Harry V. Eastlick. Chief Executive
                                              Officer and a Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 29, 2003                  /s/ Harry V. Eastlick
                                          --------------------------------------
                                              Harry V. Eastlick, Chief Executive
                                              Officer and a Director


Date:  December 29, 2003                  /s/ Donald E. Cline
                                          --------------------------------------
                                              Donald E. Cline
                                              Secretary and a Director

Date:  December 29, 2003                  /s/ John P. Benson
                                          --------------------------------------
                                              John P. Benson, a Director

                                   EXHIBIT 21



Exhibit 21. SUBSIDIARIES OF THE REGISTRANT
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

December 29, 2003

/s/ Harry V. Eastlick
----------------------------------------------
    Harry V. Eastlick, Chairman, President and
    Chief Executive Officer

                                   EXHIBIT 32
                                   ----------
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of LRNN Corporation (the "Company") on Form 10-KSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry V. Eastlick, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  December 29, 2003                             /s/ Harry V. Eastlick
                                                     --------------------------
                                                    By:  Harry V. Eastlick,
                                                    Chief Executive Officer and