Form 10QSB
period 2003-12-31
LRNN CORP
filed 2004-02-17
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


      For quarter ended December 31, 2003 Commission file number 000-31873


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

Yes  X         No
    ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2003.

                  NUMBER OF SHARES                CLASS
                  ----------------       -----------------------
                      8,350,000          Common, par value $.001

                                LRNN CORPORATION
                        COMMISSION FILE NUMBER 000-31873
                                   FORM 10-QSB

                                      INDEX


                                                                       Page No.

PART I - FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheet
            December 31, 2003 (Unaudited) ................................... 3

            Consolidated Statement of
            Operations for the Three Months ended
            December 31, 2003and 2002 (Unaudited) ........................... 4


            Consolidated Statement of
            Cash Flows for the Three Months Ended
            December 31, 2003 and 2002 (Unaudited) .......................... 5

            Notes to Consolidated Financial Statements ...................... 6


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...... 7


     Item 3. CONTROLS AND PROCEDURES ........................................ 9


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K ............................. 10


SIGNATURES ................................................................. 10

                        LRNN Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2003
                                   (Unaudited)

           Assets
           ------

Current Assets
    Cash                                                     $         400
    Accounts receivable                                              6,848
    Inventories                                                        691
    Prepaid expenses                                                 1,228
                                                            --------------
           Total current assets                                      9,167

Property & equipment, net of
  accumulated depreciation                                          29,796
Course materials development cost, net of
  accumulated amortization                                          56,925
Other                                                                2,469
                                                            --------------

           Total  Assets                                     $      98,357
                                                            ==============


           Liabilities & Stockholder's Equity
           ----------------------------------

Current Liabilities
    Current portion of  long term debt                       $      17,512
    Amounts due officers and directors                               5,708
    Accounts payable                                                27,415
    Accrued expenses                                                11,886
    Unearned tuition                                                11,415
                                                            --------------
                                                                    73,936

Long term debt, net of current portion                              44,655
                                                            --------------
           Total Liabilities                                       118,591

Stockholders' Equity (Deficit)
    Common stock:  par value $.001 par value,
      25,000,000 shares authorized,
      8,350,000 issued
      and outstanding                                                8,350

    Paid in capital                                                512,902
Retained earnings (deficit)                                       (541,486)
                                                            --------------
                                                                   (20,234)

       Total Liabilities and  Stockholders'  Deficit         $      98,357
                                                            ==============


    The accompanying notes are an integral part of these financial statements

                        LRNN Corporation and Subsidiaries
                      Consolidated Statement of Operations
              For the Three Months Ended December 31, 2003 and 2002
                                   (Unaudited)



                                                      2003          2002
                                               ------------- -------------
Revenue
    Real estate education                       $     30,894  $     26,577
    Bookstore sales                                    2,452
    Other                                              4,017         1,175
                                               ------------- -------------
                                                      37,363        27,752
                                               ------------- -------------

Expenses
    Cost of bookstore sales                            1,351
    Personnel expenses                                18,714        14,697
    Facility cost                                     11,442        11,130
    Other operating cost                               6,201         5,799
    General and administrative                         7,605           157
    Depreciation and amortization                      4,650         4,820
                                               ------------- -------------
                                                      49,963        36,603
                                               ------------- -------------

Operating Income (Loss)                              (12,600)       (8,851)

Other Income (Expense):
    Interest expense                                  (1,071)        ( 795)
                                               ------------- -------------


Net income (loss)                               $    (13,671) $     (9,646)
                                               ------------- -------------

Per share data:
Net income (loss) per share                     $      (.002) $      (.001)
                                               ------------- -------------

Weighted number of shares
    outstanding                                    8,350,000     7,700,000
                                               ------------- -------------



        The accompanying notes are an integral part of these statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 2003 and 2002
                                   (Unaudited)



                                                          2003          2002
                                                   ------------- -------------
Cash Flows From Operating Activities:
    Net income (loss)                               $    (13,671) $     (9,646)

    Adjustments to reconcile net loss to cash
    used by operating activities:
      Depreciation                                         1,350         1,779
      Amortization                                         3,300         3,041

    Net increase (decrease) in current liabilities
    and (increase) decrease in accounts receivable,
    inventories, prepaid expense and other assets         (4,941)        4,677
                                                   ------------- -------------
    Net cash provided by (used for)
      operating activities                               (13,962)         (149)
                                                   ------------- -------------

Cash flows from (used for) investing activities:
    Equipment acquisition                                (14,867)
    Course development costs                              (8,633)            -
                                                   ------------- -------------

    Net cash provided by (used for)
      investing activities                               (23,500)            -
                                                   ------------- -------------

Cash flows from financing activities:
    Advances from officers and directors                   5,708             -
    Proceeds from issuance of debt                        20,000
    Principal payments on long-term debt                  (3,142)       (2,033)
                                                   ------------- -------------

    Net cash provided by (used for)
      financing activities                                22,566        (2,033)
                                                   ------------- -------------

Net increase (decrease) in cash                          (14,896)       (2,182)
Cash, Beginning of Period                                 15,296         2,232
                                                   ------------- -------------
Cash, End of Period                                 $        400  $         50
                                                   ------------- -------------

        The accompanying notes are an integral part of these statements.

                                LRNN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (Unaudited)



NOTE 1 - Basis of Presentation
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended December 31, 2003, are not necessarily indicative of the results that will be realized for the entire fiscal year.

These condensed financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended September 30, 2003.


NOTE 2 - Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of LRNN Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

LRNN Corporation was acquired on March 20, 2002, by its subsidiary, Renewal Education Corporation ("Renewal") in an exchange of stock . The merger was effectuated through the issuance of 7,300,000 shares of the Company's common stock to the shareholders of Renewal. As a result of the issuance of the 7,300,000 shares of the Company's common stock to the shareholders of Renewal, the former shareholders of Renewal now hold a controlling interest in the Company.

For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Renewal, under the purchase method of accounting, and was treated as a recapitalization with Renewal as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the March 20, 2002, acquisition of the Company. The financial statements have been prepared to give retroactive effect to September 30, 2001, of the reverse acquisition completed on March 20, 2002, and represent the operations of Renewal. Consistent with reverse acquisition accounting: (i) all of Renewal's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on March 20, 2002.


NOTE 3 - Long-term Debt
         -------------

During the quarter ended December 31, 2003, the additions to long-term debt consisted of :

     Note payable to bank, due in 35 installments of $417, plus interest on the unpaid principal balance. The variable interest rate is currently 7%, and will vary at 3% over an index (presently the prime-rate published in the Western Edition of the Wall Street Journal) which is currently 4%. The original balance of the note was $15,000, at December 31, 2003, the balance was $14,583. Substantially all of the Company's assets are pledged as collateral for this note.

     Unsecured note payable, due in 36 monthly installments of $157, including interest at 8%. The original balance of this note was $5,000, at December 31, 2003, the balance was $4,877.


NOTE 4 - Related Party Transactions
         --------------------------

During the quarter ended December 31, 2003, the Company's chief executive officer (and only major stockholder) made cash advances to the Company aggregating $5,708. The Company intends to repay these advances and any additional advances when its cash flow can accommodate such repayment.



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


Item 2. Management's Discussion and Analysis or Plan of Operation
        --------------------------------------------------------

Results of Operations
---------------------

Comparison of three months periods ended December 31, 2003 and 2002:

Real estate education revenue of $30,894 for the three months ended December 31, 2003, represents an increase of $4,317, which consists of the following:

                                                             Increase
                                      2003         2002     (Decrease)
                                 ----------   ----------   ----------
      Tuition
            Sales Licensing       $  14,223   $   11,414   $    2,809
            Broker Licensing             --          580         (580)
            Renewal-Classroom         4,556        6,188       (1,632)
            Renewal-online           10,760        6,840        3,920
            Seminars and other        1,355        1,555         (200)
                                 ----------   ----------   ----------

                    Total         $  30,894    $  26,577    $   4,317
                                 ----------   ----------   ----------

Additionally, other revenues are generated through bookstore sales, marketing and classroom rentals:

                                      2003         2002      Increase
                                 ----------   ----------   ----------

            Bookstore sales       $   2,452           --    $   2,452
            Marketing & Other         4,017        1,175        2,842
                                 ----------   ----------   ----------
                    Total         $   6,469    $   1,175    $   5,294
                                 ----------   ----------   ----------

Educational operating costs increased $408, and general and administrative expense increased $7,448, due to an increase in education activities and commencement of our annual audits and quarterly reviews along with other administrative activities. Personnel expense increased ($4,017) due to the utilization of additional instructors and administrative personnel. Facilities costs increased ($312) slightly.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The working capital deficit increased by $22,513, from September 30, 2003 to $64,769, at December 31, 2003. Current assets decreased by $12,399, from September 30, 2003 to $9,167. The decrease consists of a $14,896 decrease in cash, a $2,012 increase in accounts receivable, and a $485, increase in inventories and prepaid expenses.

Current liabilities increased by $10,114 to $73,936 over the three month period. The increase consists of a $6,850 increase in the current portion of long term debt, an increase of $5,708 in amounts due officers and directors, a $2,174 increase in accounts payable and a $2,659 increase in accrued expenses. Unearned tuition decreased by $1,959.

The internal sources of liquidity include the projected profitability and expansion of the adult education distance learning on-line programs, and the expansion and profitability of the current resident courses.

Critical Accounting Estimates
-----------------------------

The Company uses certain estimates in the preparation of its accounting records and financial statements. Significant critical estimates used include the amount of deferred course development costs, certain costs being deferred in relation to development of a computer lab as a new forum for the presentation of pre-licensing education and the valuation allowance for gross deferred tax asset resulting from the Company's net operating loss carryforwards.

The actual costs deferred are based on time records and other cost items which are analyzed by management to determine the amounts deferred. Amortization begins when the courses are approved for presentation by the state and placed in service. The estimated useful lives of the courses is based on the period of the license granted by the state and the Company's historical revision policies. The same is true for the computer lab as this new method of presentation must also be approved by the state. The new lab is not in service as yet, so no amortization has been recorded.

The Company has adopted an estimate of the deferred tax asset valuation reserve that reduces the asset to zero. Anything to the contrary involves a high degree of probability that we will achieve a level of profitable operations which allows us to utilize the benefits of this asset. We believe it is appropriate to take a conservative approach to this valuation.


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




                                      LRNN CORPORATION


Date:  February 13, 2004
                                     /s/  Harry V. Eastlick
                                      -----------------------------------------
                                          Harry V. Eastlick, Chairman and Chief
                                          Executive Officer