Form 10QSB
period 2004-03-31
LRNN CORP
filed 2004-05-17
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        For quarter ended March 31, 2004 Commission file number 000-31873


                                LRNN CORPORATION
                             ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Nevada                                      86-0996897
----------------------------------        --------------------------------------
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER I.D. NUMBER)
 INCORPORATION OR ORGANIZATION)


 3121 E. Greenway Rd., Phoenix, Arizona                   85032
--------------------------------------            --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)



                                 (602) 765-0500
               ------------------------------------------------
               (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31,2004.

 NUMBER OF SHARES            CLASS
------------------   ----------------------
   8,750,000         Common, par value $.001

                                LRNN CORPORATION

                        COMMISSION FILE NUMBER 000-31873

                                   FORM 10-QSB

                                      INDEX


PART I -  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS
              Consolidated Balance Sheet
              March 31, 2004 (Unaudited).......................................3

              Consolidated Statement of
              Operations for the Three and Six Months ended
              March 31, 2004 and 2003 (Unaudited)..............................4

              Consolidated Statement of
              Cash Flows for the Three and Six Months Ended
              March 31, 2004 and 2003 (Unaudited)..............................5

              Notes to Consolidated Financial Statements ......................6


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION ....................................................8

     Item 3.  CONTROLS AND PROCEDURES ........................................10


PART II  -OTHER INFORMATION...................................................11

EXHIBITS......................................................................11

SIGNATURES....................................................................11

                        LRNN Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

           Assets
Current Assets
     Cash                                                       $      538
     Accounts receivable                                             7,167
     Inventories                                                       813
     Prepaid expenses                                                  644
                                                                ----------
           Total current assets                                      9,162

Property & equipment, net of
  accumulated depreciation                                          40,573
Course materials development cost, net of
   accumulated amortization                                         68,875
Other                                                                2,470

     Total Assets                                                  121,080


     Liabilities & Stockholder's Equity
Current Liabilities
     Current portion of long term debt                              17,487
     Accounts payable                                               35,669
     Accrued expenses                                               14,852
     Unearned tuition                                               12,093
                                                                    80,101

Long term debt, net of current portion                              46,085

     Total Liabilities                                             126,186
Commitments

Stockholders' Equity (Deficit)
     Capital stock
       Common stock:  par value $.001 par value,
        25,000,000 shares authorized,
        8,750,000 issued
        and outstanding                                              8,750

     Paid in capital                                               532,502
Retained earnings (deficit)                                       (546,358)
                                                                    (5,106)
     Total Liabilities and  Stockholders' Deficit               $  121,080
                                                                ----------
The accompanying notes are an integral part of these financial statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statement of Operations
           For the Three and Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                        Three Months Ended       Six Months Ended
                                              March 31              March 31
                                      ----------------------- -----------------------
                                         2004        2003         2004       2003
                                      ----------- ----------- ----------- -----------

Revenue
     Real estate education              $  40,361     $32,326   $  71,255     $58,903
     Bookstore sales                        3,233           -       5,686           -
     Other                                  3,780       1,684       7,797       2,859
                                      ----------- ----------- ----------- -----------
                                           47,374      34,010      84,738      61,762


Expenses
    Cost of bookstore sales                 1,607          -        2,958          -
    Personnel expenses                     21,423      16,211      40,137      30,908
    Facility cost                          11,402      11,183      22,844      22,313
    Other operating cost                    6,507       6,546      12,708      12,345
    General and administrative             10,248       6,000      17,853       6,157
    Depreciation and amortization           4,650       4,820       9,300       9,640
                                      ----------- ----------- ----------- -----------
                                           55,837      44,760     105,800      81,363
                                      ----------- ----------- ----------- -----------
Income (Loss) from Operations              (8,463)    (10,750)    (21,062)    (19,601)

Other Income (Expense):
    Settlements with instructors            4,520      33,310       4,520      33,310
     Interest expense                        (929)       (754)     (2,000)     (1,549)
                                     ------------ ----------- ----------- -----------
                                            3,591      32,556       2,520      31,761
                                      ----------- ----------- ----------- -----------

Net income (loss)                        $ (4,872)  $  21,806   $ (18,542)   $ 12,160
                                      ----------- ----------- ----------- -----------

Per share data:
Net income (loss) per share               $(.001)      $(.003)     $(.002)    $ (.002)
                                      ----------- ----------- ----------- -----------

Weighted number of shares
   outstanding                          8,354,396   7,700,000   8,352,186   7,700,000
                                      ----------- ----------- ----------- -----------

The accompanying notes are an integral part of these statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months and Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                              March  31                   March  31
                                                     -------------------------   --------------------------
                                                         2004         2003           2004          2003
                                                     ------------ ------------   ------------  ------------
Cash Flows From Operating Activities
   Net income (loss)                                    $  (4,872)     $21,806       $(18,542)      $12,160

     Adjustments to reconcile net to cash
     used by operating activities
     Depreciation                                           1,350        1,779          2,700         3,558
     Amortization                                           3,300        3,041          6,600         6,082
     Payment of expenses through the issuance
          of common stock                                  11,000                      11,000

    Net increase (decrease) in current liabilities
    and (increase) decrease in accounts receivable
    prepaid expense and other assets                       17,043      (24,302)        12,101       (19,625)
                                                     ------------ ------------   ------------  ------------
    Net cash provided by (used by)
      operating activities                                 27,821        2,324         13,859         2,175
                                                     ------------ ------------   ------------  ------------
Cash flows from investing activities:
    Deferred course development costs                     (15,250)           -        (23,883)            -
      Acquisition of property & equipment                 (12,127)        (250)       (26,994)         (250)
                                                     ------------ ------------   ------------  ------------
Cash flows provided by (used for)
        investing activities                              (27,377)        (250)       (50,877)         (250)
                                                     ------------ ------------   ------------  ------------
Cash flows from financing activities:
    Advances from officers and director                     3,292                       9,000
    Proceeds from issuance of debt                              -                      20,000
    Principal payments on long-term debt                   (3,598)      (2,074)        (6,740)       (4,107)
                                                     ------------ ------------   ------------  ------------
  Net cash provided by (used by)
     financing activities                                    (306)      (2,074)        22,260        (4,107)
                                                     ------------ ------------   ------------  ------------

Net increase (decrease) in cash                               138            -        (14,758)       (2,182)
 Cash Beginning of Period                                     400           50         15,296         2,232
                                                     ------------ ------------   ------------  ------------
Cash, End of Period                                        $  538         $ 50          $ 538          $ 50
                                                     ------------ ------------   ------------  ------------
Supplemental Schedule on noncash investing and
financing activities: Paydown of advance from officer
through the issuance of stock                            $  9,000           --       $  9,000            --
                                                     ============ =============  ============  ============
Settlements of payable though the issuance
       of debt                                           $  5,027          --        $  5,027            --
                                                     ============ =============  ============  ============

The accompanying notes are an integral part of these statements

                        LRNN Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1 - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that will be realized for the entire fiscal year.

These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended September 30, 2003.


NOTE 2 - Principles of Consolidation
-------------------------------------

The consolidated financial statements include the accounts of LRNN Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. LRNN Corporation was acquired on March 20, 2002, by its subsidiary, Renewel Education Corporation, in an exchange of stock (a reverse merger). Prior to March 20, 2002, LRNN Corporation (formally known as GTSR Hopeful Corporation) was considered a development stage enterprise and its operations were insignificant.

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

NOTE 3 - Long-term Debt
-----------------------

During the six months ended March 31, 2004, the additions to long-term debt consisted of :

          Note payable to bank, due in 35 installments of $417, plus interest on the unpaid principal balance. The variable interest rate is currently 7%, and will vary at 3% over an index (presently the prime-rate published in the Western Edition of the Wall Street Journal) which is currently 4%. The original balance of the note was $15,000, at March 31, 2004, the balance was $13,750. Substantially all of the Company's assets are pledged as collateral for this note.

          Unsecured note payable, due in 36 monthly installments of $157, including interest at 8%. The original balance of this note was $5,000, at March 31, 2004, the balance was $4,532.

          Unsecured note payable to Control Engineering in the principal amount of $5,027, with interest at 8% per annum.


NOTE 4 - Related Party Transactions
-----------------------------------

During the six months ended March 31, 2004, the Company's chief executive officer and major stockholder made cash advances to the Company aggregating $9,000. In addition, compensation earned by the chief executive officer, in the amount of $6,000 was accrued. In satisfaction of these obligations of the Company, the chief executive officer agreed to accept the issuance of 300,000 shares of the Company's common stock.

Additionally, one of the Company's directors, agreed to accept 100,000 shares of the Company's common stock, in satisfaction of $5,000 he had advanced to the Company


CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
----------------------

Comparison six months periods ended March 31, 2004 and 2003:

Real estate education revenue of $71,255 for the six months ended March 31, 2004, represents an increase of $12,352, which consists of the following:

                                                        Increase
                                     2004    2003      (Decrease)
                                 ---------- ---------- ----------
        Tuition
           Sales Licensing         $ 32,959   $ 27,447    $ 5,512
           Broker Licensing               -      1,680     (1,680)
           Renewal-Classroom         12,036     14,951     (2,915)
           Renewal-Online            23,840     13,940      9,900
           Seminars and other         2,420        885      1,535
                                 ---------- ---------- ----------
         Total                     $ 71,255   $ 58,903   $ 12,352
                                 ========== ========== ==========

Additionally, other revenues are generated through bookstore sales, marketing and classroom rentals:
                                                        Increase
                                    2004      2003     (Decrease)
                                 ---------- ---------- ----------
           Bookstore Sales         $  5,686   $     --   $  5,686
           Marketing & Other          7,797      2,859      4,938
                                 ---------- ---------- ----------
         Total                     $ 13,483   $  2,859   $ 10,624
                                 ========== ========== ==========

Educational operating costs increased $363, and general and administrative expense increased $11,696, due to an increase in education activities and commencement of our annual audits and quarterly reviews along with other administrative activities. Personnel expense increased $9,229 due to the utilization of additional instructors and administrative personnel. Facilities costs increased $531.

Comparison of three months periods ended March 31, 2004 and 2003:

The real estate education revenue of $40,361 for the three months ended March 31, 2004, represents an increase of $8,035, over the same period in 2003. This increase in real estate education revenue consists of the following:

                                                        Increase
                                    2004        2003   (Decrease)
                                 ---------- ---------- ----------
        Tuition
           Sales Licensing         $ 18,736  $  16,033  $   2,703
           Broker Licensing               -      1,100     (1,100)
           Renewal-Classroom          7,480      7,568        (88)
           Renewal-online            13,080      7,100      5,980
           Seminars & Other           1,065        525        540
                                 ---------- ---------- ----------
         Total                     $ 40,361  $  32,326  $   8,035
                                 ---------- ---------- ----------

---------------------------------

During the quarter ended March 31, 2004, educational operating costs decreased slightly, and general and administrative expense increased $4,248, due to an increase in education activities, commencement of our annual audits and quarterly reviews along with other administrative activities. Personnel expense increased $5,212 due to the utilization of additional instructors and administrative personnel. Facilities costs increased $219.

Other income and expense includes the settlement of a prior liability to a former instructor during the quarter which resulted in a net credit of $4,520. Interest expense increased by $451 for the six months period and $175 for the three months period due to the changes in the Company's debt structure.

Financial Condition, Liquidity and Capital Resources
-----------------------------------------------------

The working capital deficit increased by $28,683, from September 30, 2003 to $70,939, at March 31, 2004. Current assets decreased by $12,403, from September 30, 2003 to $9,162. The decrease consists of a $14,758 decrease in cash, a $2,332 increase in accounts receivable, and a $23, increase in inventories and prepaid expenses.

Current liabilities increased by $16,279 to $80,101 over the six months period. The increase consists of a $6,825 increase in the current portion of long term debt, a $10,429 increase in accounts payable and a $306 increase in accrued expenses. Unearned tuition decreased by $1,281.

The internal sources of liquidity include the projected profitability and expansion of the adult education distance learning on-line programs, and the expansion and profitability of the current resident courses. Company management expects enrollments in the resident licensing courses to increase due to the completion of the multi-media computerized method of presentation implemented in May 2004.

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

The actual costs deferred are based on time records and other cost items which are analyzed by management to determine the amounts deferred. Amortization begins when the courses are approved for presentation by the state and placed in service. The estimated useful lives of the courses is based on the period of the license granted by the state and the Company's historical revision policies. The same is true for the computer lab as this new method of presentation must also be approved by the state. The new lab was not in service as of March 31, 2004, so no amortization has been recorded.

The Company has adopted an estimate of the deferred tax asset valuation reserve that reduces the asset to zero. Anything to the contrary involves a high degree of probability that we will achieve a level of profitable operations which allows us to utilize the benefits of this asset. We believe it is appropriate to take a conservative approach to this valuation.

Item 3.  Controls and Procedures
--------------------------------
     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls subsequent to the date the Company carried out this evaluation.

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

               (3)(ii) By-laws**

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


                                LRNN CORPORATION


                                     May 15, 2444


                                     /s/  Harry V. Eastlick
                                     ------------------------
                                          Harry V. Eastlick, Chairman and
                                          Chief Executive Officer