Form 10QSB
period 2004-06-30
LRNN CORP
filed 2004-08-18
CIK 1124861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For quarter ended June 30, 2004 Commission file number 000-31873


                                LRNN CORPORATION
              ----------------------------------------------------
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


                                 (602) 765-0500
                -----------------------------------------------
               (REGISTRANT'S TELEPHONE NO., INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2004.

                  NUMBER OF SHARES                CLASS
                --------------------     ------------------------
                      8,750,000           Common, par value $.001

                                LRNN CORPORATION

                        COMMISSION FILE NUMBER 000-31873

                                   FORM 10-QSB

                                      INDEX



                                                                        Page No.

PART I - FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheet June 30, 2004 (Unaudited)................3

          Consolidated  Statement of Operations for the Three and Nine
          Months ended June 30, 2004 and 2003 (Unaudited).....................4

          Consolidated  Statement of Cash Flows for the Three and Nine
          Months Ended June 30, 2004 and 2003 (Unaudited).....................5

          Notes to Consolidated Financial Statements (Unaudited)..............6


   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN.......................8
            OF OPERATION

   Item 3. CONTROLS AND PROCEDURES ...........................................10


PART II - OTHER INFORMATION...................................................11

   Item 6. Exhibits and Reports on Form 8-K ..................................11

SIGNATURES  ..................................................................11

                        LRNN Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)

           Assets
          --------
Current Assets
     Cash                                                     $    168
     Accounts receivable                                         9,416
     Inventories                                                   715
     Prepaid expenses                                            1,667
                                                           -----------
           Total current assets                                 11,966

Property & equipment, net of
  accumulated depreciation                                      39,432
Course materials development cost, net of
   accumulated amortization                                     78,438
Other                                                            2,470
                                                           -----------
     Total Assets                                              132,306
                                                           -----------
     Liabilities & Stockholder's Equity
Current Liabilities
     Current portion of long term debt                          19,189
     Accounts payable                                           37,642
     Accrued expenses                                           18,208
     Unearned tuition                                           15,750
                                                           -----------
                                                                90,789
Amounts due officers and directors                              14,040

Long term debt, net of current portion                          39,934
                                                           -----------
     Total Liabilities                                         144,763

Commitments

Stockholders' Equity (Deficit)
     Capital stock
       Common stock:  par value $.001 par value,
        25,000,000 shares authorized,
        8,750,000 issued
        and outstanding                                          8,750

     Paid in capital                                           532,502
Retained earnings (deficit)                                   (553,709)
                                                           -----------
                                                               (12,457)
  Total Liabilities and  Stockholders' Deficit              $  132,306
                                                            ==========


The accompanying notes are an integral part of these financial statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statement of Operations
           For the Three and Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                    Three Months Ended       Nine Months Ended
                                         June 30                 June 30

                                      2004       2003        2004       2003
                                   ---------- ----------  ---------- ----------
Revenue
     Real estate education          $  39,885     $40,522  $ 111,140    $99,425
     Bookstore sales                    3,419          -       9,105          -
     Other                              2,345      5,347      10,142      8,206
                                   ---------- ----------  ---------- ----------
                                       45,649     45,869     130,387    107,631

Expenses
    Cost of bookstore sales             2,194                  5,151          -
    Personnel expenses                 21,681     15,207      61,818     46,115
    Facility cost                      11,894     11,197      34,739     33,510
    Other operating cost                5,985      9,098      18,693     21,443
    General and administrative          3,497      5,548      21,351     11,705
    Depreciation and amortization       6,730      4,820      16,030     14,460
                                   ---------- ----------  ---------- ----------
                                       51,981     45,870     157,782    127,233
                                   ---------- ----------  ---------- ----------
Income (Loss) from Operations          (6,332)       (1)     (27,395)   (19,602)

Other Income (Expense):
    Settlements with instructors            -          -       4,520     33,310
     Interest expense                  (1,019)      (836)     (3,019)    (2,385)
                                   ---------- ----------  ---------- ----------
                                       (1,019)      (836)      1,501     30,925
                                   ---------- ----------  ---------- ----------
Net income (loss)                    $ (7,351)   $  (837   $ (25,894)  $ 11,323
                                   ---------- ----------  ---------- ----------
Per share data:
Net income (loss) per share            $(.001)   $     -     $ (.003)  $   .001
                                   ---------- ----------  ---------- ----------

Weighted number of shares
   outstanding                      8,750,000  7,700,000   8,450,546  7,700,000
                                   ---------- ----------  ---------- ----------



The accompanying notes are an integral part of these statements.

                        LRNN Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Three Months and Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                     Three Months Ended         Nine Months Ended
                                                           June  30                   June 30

                                                    2004         2003          2004       2003
                                                 ------------ ------------  ------------ -----------
Cash Flows From Operating Activities
   Net income (loss)                               $   (7,351)  $     (837)   $  (25,894)  $  11,323

     Adjustments to reconcile net to cash
     used by operating activities
     Depreciation                                       2,330        1,779         5,030       5,337
     Amortization                                       4,400        3,041        11,000       9,123
   Expenses paid through stock issuances                                          11,000
   Net increase (decrease) in current liabilities
   and (increase) decrease in accounts receivable
   prepaid expense and other assets                     5,812        1,842        17,914     (17,783)
                                                 ------------ ------------  ------------ -----------
   Net cash provided by (used by)
     operating activities                               5,191        5,825        19,050       8,000
                                                 ------------ ------------  ------------ -----------

Cash flows from investing activities:
   Deferred course development costs                  (13,963)     ( 2,053)      (37,846)     (2,053)
   Acquisition of property & equipment                 (1,189)        (400)      (28,183)       (650)
                                                 ------------ ------------  ------------ -----------
Cash flows provided by (used for)
        investing activities                          (15,152)      (2,453)      (66,029)     (2,703)
                                                 ------------ ------------  ------------ -----------

Cash flows from financing activities:
   Advances from officers and director                 14,040                     23,040
   Proceeds from issuance of debt                           -                     20,000
   Principal payments on long-term debt                (4,449)      (1,992)      (11,189)     (6,099)
                                                 ------------ ------------  ------------ -----------
  Net cash provided by (used by)
     financing activities                               9,591       (1,992)       31,851     ( 6,099)
                                                 ------------ ------------  ------------ -----------

Net increase (decrease) in cash                          (370)       1,380       (15,128)       (802)
Cash Beginning of Period                                  538           50        15,296       2,232
                                                 ------------ ------------  ------------ -----------
Cash, End of Period                                $      168   $    1,430    $      168   $   1,430
                                                 ------------ ------------  ------------ -----------


Supplemental Schedule of noncash investing and
   financing activities:
Paydown of advance from officer through
   the issuance of stock                           $       --           --    $    9,000          --
                                                 ============ ============  ============ ===========
Settlements of payable though the issuance
   of debt                                         $       --           --    $    5,027          --
                                                 ============ ============  ============ ===========

    The accompanying notes are an integral part of these financial statements

                        LRNN Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended June 30, 2004, are not necessarily indicative of the results that will be realized for the entire fiscal year.

These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended September 30, 2003.


NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of LRNN Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. LRNN Corporation was acquired on March 20, 2002, by its subsidiary, Renewal Education Corporation, in an exchange of stock (a reverse merger). Prior to March 20, 2002, LRNN Corporation (formerly known as GTSR Hopeful Corporation) was considered a development stage enterprise and its operations were insignificant. The merger was effectuated through the issuance of 7,300,000 shares of the Company's common stock to the shareholders of Renewal. As a result of the issuance of the 7,300,000 shares, the former shareholders of Renewal now hold a controlling interest in the Company.

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

NOTE 3 - Long-term Debt

During the nine months ended June 30, 2004, the additions to long-term debt consisted of :

Note payable to bank, due in 35 installments of $417, plus interest on the unpaid principal balance. The variable interest rate is currently 7%, and will vary at 3% over an index (presently the prime-rate published in the Western Edition of the Wall Street Journal) which is currently 4%. The original balance of the note was $15,000, at June 30, 2004, the balance was $12,500.
Substantially all of the Company's assets are pledged as collateral for this note.

Unsecured note payable, due in 36 monthly installments of $157, including interest at 8%. The original balance of this note was $5,000, at June 30, 2004, the balance was $4,119.

Unsecured note payable to Control Engineering in the principal amount of $5,027, with interest at 8% per annum.

NOTE 4 - Related Party Transactions

During the nine months ended June 30, 2004, the Company's chief executive officer and major stockholder made cash advances to the Company aggregating $17,040. In addition, compensation earned by the chief executive officer, in the amount of $6,000 was accrued. In satisfaction of $15,000 of these obligations of the Company, the chief executive officer has accepted the issuance of 300,000 shares of the Company's common stock. A note payable of $30,411, is also outstanding to this individual at June 30, 2004.

Additionally, one of the Company's directors received 100,000 shares of the Company's common stock, in satisfaction of $5,000 he had advanced to the Company.


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

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

Comparison nine months periods ended June 30, 2004 and 2003:

Real estate education revenue of $111,140 for the nine months ended June 30, 2004, represents an increase of $11,715, which consists of the following:

                                                   Increase
                                 2004      2003   (Decrease)
                            ---------- ---------- ----------
    Tuition
       Sales Licensing         $51,282    $45,367    $ 5,915
       Broker Licensing              -      2,777     (2,777)
       Renewal-Classroom        20,308     20,456       (148)
       Renewal-Online           35,900     26,120      9,780
       Seminars and other        3,650      4,705     (1,055)
                            ---------- ---------- ----------
           Total             $ 111,140  $ 99,425   $  11,715
                            ---------- ---------- ----------

Additionally, other revenues are generated through bookstore sales, marketing and classroom rentals:

                                                   Increase
                                2004       2003   (Decrease)
                            ---------- ---------- ----------

       Bookstore Sales       $   9,105  $      --  $   9,105
       Marketing & Other        10,142      8,206      1,936
                            ---------- ---------- ----------
           Total             $  19,247  $   8,206  $  11,041
                            ---------- ---------- ----------

Educational operating costs were reduced $2,750, while general and administrative expense increased $7,646, due to the increase in education activities, commencement of our annual audits and quarterly reviews and other administrative activities. Personnel expenses increased $15,703 due to the utilization of additional instructors and administrative personnel. Facilities costs increased $1,229.

Comparison of three months periods ended June 30, 2004 and 2003:

The real estate education revenue of $39,885 for the three months ended June 30, 2004, represents a decrease of $637, over the same period in 2003. This decrease in real estate education revenue consists of the following:

                                                   Increase
                                2004       2003   (Decrease)
                            ---------- ---------- ----------
    Tuition
       Sales Licensing       $  18,323  $  17,920  $     403
       Broker Licensing              -      1,097     (1,097)
       Renewal-Classroom         8,272      7,875        397
       Renewal-online           12,060     12,180       (120)
       Seminars & Other          1,230      1,450       (220)
                            ---------- ---------- ----------
           Total             $  39,885  $  40,522  $    (637)
                            ---------- ---------- ----------

During the quarter ended June 30, 2004, educational operating costs decreased by $3,113 and general and administrative expense also decreased by $2,051, even though education activities have increased and the commencement of our annual audits and quarterly reviews and other administrative activities are continuing to be absorbed. Personnel expense increased $6,474 due to the utilization of additional instructors and administrative personnel. Facilities costs increased $697.

Other income and expense includes the settlement of a prior liability to an instructor during the previous quarter, which resulted in a net credit of $4,520. Interest expense increased by $634 for the nine months period and $183 for the three months period due to the changes in the Company's debt structure.

Financial Condition, Liquidity and Capital Resources

The working capital deficit increased by $36,567, from September 30, 2003 to $78,823, at June 30, 2004. Current assets decreased by $9,600, from September 30, 2003 to $11,966. The decrease consists of a $15,128 decrease in cash, a $4,580 increase in accounts receivable, a $79 increase in inventories and a $869 increase in prepaid expenses.

Current liabilities increased by $26,967 to $90,789 over the nine months period. The increase consists of a $8,527 increase in the current portion of long term debt, a $12,401 increase in accounts payable and a $3,662 increase in accrued expenses. Unearned tuition increased by $2,376.

The internal sources of liquidity include the projected profitability and expansion of the adult education distance learning on-line programs, and the expansion and profitability of the current resident courses. Company management expects enrollments in the resident licensing courses to increase due to the completion of the multi-media computerized method of presentation implemented in May 2004. Additionally, in August 2004, the Company will begin offering its Broker Licensing Course utilizing the new multi-media approach. Also in August 2004, the Company will open its first remote classroom for the presentation of the Salesperson and Arizona State Specific pre-licensure courses now being offered only at the main campus. The Company intends to open as many as ten additional remote classrooms throughout Arizona in the next six months. These changes should greatly enhance our ability to attract more student enrollments from a much wider market area.

At June 30, 2004, the Company owed $14,040 to its chief executive officer and major stockholder, which is expected to be satisfied through the issuance of additional shares of the Company's common stock. Further, the Company's chief executive officer and major stockholder expects to make additional cash advances during the quarter ending September 30, 2004 of approximately $10,000. It is anticipated that these additional advances will also be satisfied through the issuance of additional shares of the Company's common stock.


Critical Accounting Estimates

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

The actual costs deferred are based on time records and other cost items which are analyzed by management to determine the amounts deferred. Amortization begins when the courses are approved for presentation by the state and placed in service. The estimated useful lives of the courses is based on the period of the license granted by the state and the Company's historical revision policies. The same is true for the computer lab as this new method of presentation must also be approved by the state. The new Computer Learning Facility was placed in service on May 3, 2004, the costs accumulated to date for its development ($66,000) are being amortized over a period of 120 months.

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

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits
           (2.1)   Exchange agreement dated March 19, 2002, between
                     Neo Vision Corporation and GTSR Hopefull Corporation.*
           (3)(i) Articles of Incorporation and Amendments**
           (3)(ii) By-laws **
           31.  Certification
           32. Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                  LRNN CORPORATION
Date: August 13, 2004             /s/ Harry V. Eastlick
                                  -------------------------------------------
                                      Harry V. Eastlick, Chairman and Chief
                                      Executive Officer

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

August 13, 2004



/s/ Harry V. Eastlick
------------------------------------------
    Harry V. Eastlick, Chairman, President and
    Chief Executive Officer

                                   EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                              AS ADOPTED PRSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LRNN Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry V. Eastlick, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 13, 2004                          /s/ Harry V. Eastlick
                                              ----------------------------------
                                              By:  Harry V. Eastlick,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer